Form 10-Q
period 2025-06-30
UNITED BANKSHARES INC/WV
filed 2025-08-08
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
1
, 2025
, the registrant had
141,647,226
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The June 30, 2025 and December 31, 2024, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and six months ended June 30, 2025 and 2024, the related consolidated statement of changes in shareholders’ equity for the three and six months ended June 30, 2025 and 2024, the related condensed consolidated statements of cash flows for the six months ended June 30, 2025 and 2024, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	June 30	December 31
	2025	2024
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$326,892	$240,655
Interest-bearing deposits with other banks	1,986,492	2,050,321
Federal funds sold	1,308	1,268

Total cash and cash equivalents	2,314,692	2,292,244
Securities available for sale at estimated fair value (amortized cost-$3,334,324 at June 30, 2025 and $3,282,690 at December 31, 2024, allowance for credit losses of $0 at June 30, 2025 and December 31, 2024)	3,074,071	2,959,719
Securities held to maturity, net of allowance for credit losses of $18 at June 30, 2025 and December 31, 2024 (estimated fair value-$1,020 at June 30, 2025 and December 31, 2024)	1,002	1,002
Equity securities at estimated fair value	21,996	21,058
Other investment securities	299,584	277,517
Loans held for sale measured using fair value option	37,053	44,360
Loans and leases	24,060,866	21,680,498
Less: Unearned income	(10,644)	(7,005)

Loans and leases, net of unearned income	24,050,222	21,673,493
Less: Allowance for loan and lease losses	(307,962)	(271,844)

Net loans and leases	23,742,260	21,401,649
Bank premises and equipment	208,798	186,131
Operating lease right-of-use assets	91,071	81,742
Goodwill	2,018,910	1,888,889
Bank-owned life insurance (“BOLI”)	541,216	497,181
Accrued interest receivable	107,487	102,412
Other assets	325,223	269,641

TOTAL ASSETS	$32,783,363	$30,023,545

Liabilities
Deposits:
Noninterest-bearing	$6,627,265	$6,135,413
Interest-bearing	19,708,609	17,826,446

Total deposits	26,335,874	23,961,859
Borrowings:
Securities sold under agreements to repurchase	160,798	176,090
Federal Home Loan Bank (“FHLB”) borrowings	250,000	260,199
Other long-term borrowings	301,021	280,221
Reserve for lending-related commitments	35,819	34,911
Operating lease liabilities	96,899	86,771
Accrued expenses and other liabilities	238,411	230,271

TOTAL LIABILITIES	27,418,822	25,030,322
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-150,830,781 and 142,694,816 at June 30, 2025 and December 31, 2024, respectively, including 8,921,329 and 7,348,188 shares in treasury at June 30, 2025 and December 31, 2024, respectively	377,077	356,737
Surplus	3,461,258	3,196,154
Retained earnings	2,016,671	1,917,726
Accumulated other comprehensive loss	(183,728)	(223,903)
Treasury stock, at cost	(306,737)	(253,491)

TOTAL SHAREHOLDERS’ EQUITY	5,364,541	4,993,223

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,783,363	$30,023,545

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Interest income
Interest and fees on loans	$370,644	$326,253	$722,480	$647,244
Interest on federal funds sold and other short-term investments	22,633	12,787	46,359	25,090
Interest and dividends on securities:
Taxable	26,706	33,968	53,617	68,690
Tax-exempt	1,213	1,176	2,387	2,340

Total interest income	421,196	374,184	824,843	743,364
Interest expense
Interest on deposits	139,156	132,425	275,444	260,802
Interest on short-term borrowings	1,488	2,206	2,938	4,288
Interest on long-term borrowings	6,015	13,838	11,869	30,070

Total interest expense	146,659	148,469	290,251	295,160

Net interest income	274,537	225,715	534,592	448,204
Provision for credit losses	5,889	5,779	34,992	11,519

Net interest income after provision for credit losses	268,648	219,936	499,600	436,685
Other income
Fees from trust services	4,931	4,744	9,713	9,390
Fees from brokerage services	4,862	4,959	10,507	10,226
Fees from deposit services	9,664	9,326	18,971	18,297
Bankcard fees and merchant discounts	2,102	1,355	3,853	3,228
Other service charges, commissions, and fees	1,154	869	2,235	1,727
Income from bank-owned life insurance	3,618	2,549	6,988	4,967
Income from mortgage banking activities	2,603	3,901	5,082	9,199
Mortgage loan servicing income	0	783	0	1,572
Net investment securities gains (losses)	425	(218)	946	(317)
Other income	2,101	1,955	2,719	4,146

Total other income	31,460	30,223	61,014	62,435
Other expense
Employee compensation	62,929	58,501	123,795	117,794
Employee benefits	13,434	12,147	26,725	26,818
Net occupancy expense	12,525	11,400	25,126	23,743
Other real estate owned (“OREO”) expense	236	268	258	427
Net losses (gains) on the sales of OREO properties	16	32	5	(51)
Equipment expense	8,551	7,548	17,133	14,401
Data processing expense	7,952	7,290	16,407	14,753
Mortgage loan servicing expense and impairment	0	1,011	0	2,026
Bankcard processing expense	588	602	1,188	1,218
FDIC insurance expense	4,532	5,058	9,260	11,513
Other expense	37,257	30,917	81,696	62,874

Total other expense	148,020	134,774	301,593	275,516

Income before income taxes	152,088	115,385	259,021	223,604
Income taxes	31,367	18,878	53,994	40,283

Net income	$120,721	$96,507	$205,027	$183,321

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Earnings per common share:
Basic	$0.85	$0.71	$1.44	$1.36

Diluted	$0.85	$0.71	$1.44	$1.35

Average outstanding shares:
Basic	142,206,539	135,137,901	142,175,506	134,881,314
Diluted	142,444,497	135,314,785	142,465,543	135,103,288
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Net income	$120,721	$96,507	$205,027	$183,321
Other comprehensive income (loss) on available-for-sale (“AFS”) securities, net of tax	14,561	2,166	47,728	(226)
Other comprehensive loss on cash flow hedge, net of tax	(3,281)	(2,827)	(7,553)	(2,170)
Other comprehensive income on defined benefit pension plan, net of tax	0	424	0	848

Comprehensive income, net of tax	$132,001	$96,270	$245,202	$181,773

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Six Months Ended June 30, 2025
	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value	Surplus	Retained Earnings
Balance at January 1, 2025	142,694,816	$356,737	$3,196,154	$1,917,726	$(223,903)	$(253,491)	$4,993,223
Comprehensive income:
Net income	0	0	0	84,306	0	0	84,306
Other comprehensive income, net of tax	0	0	0	0	28,895	0	28,895

Total comprehensive income, net of tax							113,201
Acquisition of Piedmont Bancorp, Inc. (7,860,831 shares)	7,860,831	19,652	261,294	0	0	0	280,946
Stock based compensation expense	0	0	2,875	0	0	0	2,875
Stock grant forfeiture (8,543 shares)	0	0	313	0	0	(313)	0
Purchase of treasury stock (582,324 shares)	0	0	0	0	0	(20,348)	(20,348)
Cash dividends ($0.37 per share)	0	0	0	(53,336)	0	0	(53,336)
Net issuance of common stock under stock-based compensation plans (274,556 shares)	274,556	687	(2,799)	0	0	0	(2,112)

Balance at March 31, 2025	150,830,203	377,076	3,457,837	1,948,696	(195,008)	(274,152)	5,314,449
Comprehensive income:
Net income	0	0	0	120,721	0	0	120,721
Other comprehensive income, net of tax	0	0	0	0	11,280	0	11,280

Total comprehensive income, net of tax							132,001
Stock based compensation expense	0	0	3,384	0	0	0	3,384
Stock grant forfeiture (846 shares)	0	0	30	0	0	(30)	0
Purchase of treasury stock (981,428 shares)	0	0	0	0	0	(32,555)	(32,555)
Cash dividends ($0.37 per share)	0	0	0	(52,746)	0	0	(52,746)
Net issuance of common stock under stock-based compensation plans (578 shares)	578	1	7	0	0	0	8

Balance at June 30, 2025	150,830,781	$377,077	$3,461,258	$2,016,671	$(183,728)	$(306,737)	$5,364,541

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Six Months Ended June 30, 2024
	Common Stock				Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Shareholders’ Equity
	Shares	Par Value	Surplus	Retained Earnings
Balance at January 1, 2024	142,257,646	$355,644	$3,181,764	$1,745,619	$(259,681)	$(252,106)	$4,771,240
Comprehensive income:
Net income	0	0	0	86,814	0	0	86,814
Other comprehensive loss, net of tax	0	0	0	0	(1,311)	0	(1,311)

Total comprehensive income, net of tax							85,503
Stock based compensation expense	0	0	3,266	0	0	0	3,266
Stock grant forfeiture (5,215 shares)	0	0	190	0	0	(190)	0
Purchase of treasury stock (29,896 shares)	0	0	0	0	0	(1,030)	(1,030)
Cash dividends ($0.37 per share)	0	0	0	(50,213)	0	0	(50,213)
Net issuance of common stock under stock-based compensation plans (278,723 shares)	278,723	697	(2,022)	0	0	0	(1,325)

Balance at March 31, 2024	142,536,369	356,341	3,183,198	1,782,220	(260,992)	(253,326)	4,807,441
Comprehensive income:
Net income	0	0	0	96,507	0	0	96,507
Other comprehensive loss, net of tax	0	0	0	0	(237)	0	(237)

Total comprehensive income, net of tax							96,270
Stock based compensation expense	0	0	3,004	0	0	0	3,004
Stock grant forfeiture (2,053 shares)	0	0	76	0	0	(76)	0
Purchase of treasury stock (65 shares)	0	0	0	0	0	(1)	(1)
Cash dividends ($0.37 per share)	0	0	0	(50,204)	0	0	(50,204)
Net issuance of common stock under stock-based compensation plans (5,147 shares)	5,147	13	110	0	0	0	123

Balance at June 30, 2024	142,541,516	$356,354	$3,186,388	$1,828,523	$(261,229)	$(253,403)	$4,856,633

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Six Months Ended June 30
	2025	2024
NET CASH PROVIDED BY OPERATING ACTIVITIES	$209,346	$185,556
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	192	96,093
Proceeds from maturities and calls of securities available for sale	917,870	1,115,672
Purchases of securities available for sale	(873,974)	(748,891)
Proceeds from sales of equity securities	528	5,229
Purchases of equity securities	(520)	(633)
Proceeds from sales and redemptions of other investment securities	2,461	109,901
Purchases of other investment securities	(27,933)	(111,807)
Purchases of bank premises and equipment	(8,061)	(7,745)
Proceeds from sales of bank premises and equipment	362	94
Proceeds from redemption of bank-owned life insurance policies	3,365	0
Acquisition of Piedmont Bancorp, Inc., net of cash paid	77,476	0
Proceeds from the sales of OREO properties	167	377
Net change in loans and leases	(365,752)	(238,181)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(273,819)	220,109

FINANCING ACTIVITIES
Cash dividends paid	(103,804)	(100,324)
Acquisition of treasury stock	(52,903)	(1,031)
Proceeds from exercise of stock options	327	825
Repayment of long-term Federal Home Loan Bank borrowings	(10,000)	(1,500,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	0	1,200,000
Changes in:
Deposits	268,593	247,359
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(15,292)	7,424

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	86,921	(145,747)

Increase in cash and cash equivalents	22,448	259,918
Cash and cash equivalents at beginning of year	2,292,244	1,598,943

Cash and cash equivalents at end of period	$2,314,692	$1,858,861

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$6,248	$119
Right-of-use assets obtained in the exchange for lease liabilities	12,650	4,907
Acquisition of Piedmont Bancorp, Inc.:
Assets acquired, net of cash	2,225,883	0
Liabilities assumed	2,152,434	0
Goodwill	130,021	0
Issuance of common stock as consideration for acquisition	280,946	0
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
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2025 and 2024 and for the three-month and six-month
periods then ended have not been audited. The consolidated balance sheet as of December 31, 2024 has been extracted from the audited financial statements included in United’s 2024 Annual Report to Shareholders. The Notes to Consolidated Financial Statements appearing in United’s 2024 Annual Report on Form
10-K,
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
Operating and Reporting Segments
As of June 30, 2025, United’s business activities are confined to one operating segment, United Bank, and one reportable segment, community banking. As a community banking entity, United, through United Bank, offers a full range of products and services through various delivery channels. Included among the banking products and services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, credit card, commercial, and floor plan loans; and the making of construction and real estate loans as well as the origination and sale of residential mortgages in the secondary market. Also offered are trust and brokerage services, safe deposit boxes, and wire transfers. United’s chief operating decision maker regularly reviews the operating results of United Bank in order to assess performance and make decisions about resource allocation.
New Accounting Standards
In May 2025, The Financial Accounting Standards Board (“FASB”) has released Accounting Standards Update (“ASU”)
2025-03, “Determining
the Accounting Acquirer in the Acquisition of a Variable Interest Entity.” ASU
2025-03
is based on an EITF Issue and revises the guidance in ASC 805 to clarify that, in determining the accounting acquirer in “a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired,” an entity would be required to consider the factors in ASC
805-10-55-12
through
55-15.
Previously, the accounting acquirer in such transactions was always the primary beneficiary. ASU
2025-03
is effective for all business entities for annual periods beginning after December 15, 2026. The adoption of
ASU 2025-03
is not expected to have an impact on the Company’s financial condition or results of operations.
In January 2025, the FASB issued ASU
2025-01,
“Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic
220-40).”
ASU
2025-01
revised the effective date of ASU
2024-03
to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Entities within the ASU’s scope are permitted to early adopt. The adoption of
ASU 2025-01
is not expected to have an impact on the Company’s financial condition or results of operations but could change certain disclosures in United’s SEC filings.

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
In December 2022, the FASB issued ASU
2022-06,
“Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848.” ASU
2022-06
extends the period of time financial statement preparers can utilize the reference rate reform relief guidance. In 2020, the FASB issued ASU
2020-04
to provide temporary, optional expedients related to the accounting for contract modifications and hedging transactions as a result of the global markets’ anticipated transition away from the use of LIBOR and other interbank offered rates to alternative reference rates. At the time ASU
2020-04
was issued, the United Kingdom’s Financial Conduct Authority (“FCA”) had established the intent that it would no longer be necessary to persuade, or compel, banks to submit to LIBOR after December 31, 2021. As a result, the sunset provision was set for December 31, 2022; 12 months after the expected cessation date of all currencies and tenors of LIBOR. In March 2021, the FCA announced that the intended cessation date of LIBOR in the United States would be June 30, 2023, which has now taken effect as intended. Accordingly, ASU
2022-06
defers the expiration date of ASU 848 to December 31, 2024. United implemented a comprehensive project plan to execute the transition of its LIBOR-based financial instruments to alternative reference rates. United utilized the Secured Overnight Financing
Rate (“SO
FR”) and Prime as the preferred alternatives to LIBOR.
2. MERGERS AND ACQUISITIONS
On January 10, 2025 (“Acquisition Date”), Un
ited co
nsummated its acquisition of Piedmont Bancorp, Inc. (“Piedmont”). Piedmont was merged with and into United (the “Merger”), pursuant to the terms of the Agreement and Plan of Merger, dated May 9, 2024, by and between United and Piedmont (the “Agreement”). The Merger was accounted for under the acquisition method of accounting. Piedmont was the holding company for The Piedmont Bank, a Georgia state-chartered bank, with sixteen locations in the State of Georgia.

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
Immediately following the Merger, The Piedmont Bank, a wholly-owned subsidiary of Piedmont, merged with and into United Bank, a wholly-owned subsidiary of United (the “Bank Merger”) pursuant to an Agreement and Plan of Merger dated May 9, 2024 (the “Bank Plan of Merger”). United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation. The former Piedmont offices will operate under the DBA United Bankshares.
The Piedmont Merger was accounted for under the acquisition method of accounting. The results of operations of Piedmont are included in the consolidated results of operations from the Acquisition Date. At the Acquisition Date, Piedmont had $2,356,883 in total assets, $2,079,933 in loans and leases, net of unearned income and $2,105,402 in deposits. For the first six months of 2025, United recorded acquisition-related costs for the Piedmont merger of $31,356, including a provision for credit losses of $18,726 for purchased non-credit
deteriorated
(“non-PCD”)
loans.
The aggregate purchase price was $280,967, including common stock valued at $280,946 and cash paid for fractional shares of $21. The number of shares issued in the transaction was 7,860,831, which were valued based on the closing market price of $35.74 for United’s common shares on January 10, 2025. The purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill, and core deposit intangibles of $130,021 and $32,764, respectively. The goodwill recognized results from the expected synergies and potential earnings from the combination of United and Piedmont. None of the goodwill from the Piedmont acquisition is expected to be deductible for tax purposes. The core deposit intangible is expected to be amortized on an accelerated basis over ten years.

United used an independent third party to help determine the fair values of the assets and liabilities acquired from Piedmont. As a result of the merger, United recorded preliminary fair value discounts of $
64,065
on the loans and leases acquired, $
24,977
on
available-for-sale
investment securities acquired, and $
3,492
on land acquired, respectively, and premiums of $
1,469
on buildings acquired and $
408
on interest-bearing time deposits,
respectively. United also recorded an allowance for loan and lease losses of $36,244 on the loans acquired split between $17,518 for purchased credit deteriorated (“PCD”) loans which is part of the acquisition date fair value, and $18,726 for non-PCD
loans recorded to the provision for credit losses. In addition, United also recorded a reserve for lending-related commitments of $4,058 on the loan commitments acquired with an offset within other expense. The discounts and premium amounts, except for discount on the land acquired, are being accreted or amortized on an accelerated or straight-line basis, based on the type of asset or liability, over each asset’s or liability’s estimated remaining life at the time of acquisition. At June 30, 2025, the premiums on the buildings and interest-bearing time deposits each had an average estimated remaining life of 31.0 years and 1.5 years, respectively.
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
United considered a variety of factors in evaluating the acquired loans and leases for a more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, nonperforming status, current or previous troubled debt restructurings or bankruptcies, watch list credits and other qualitative factors that indicated a deterioration in credit quality since origination. For PCD loans and leases, an initial allowance is determined based on the same methodology as other portfolio loans and leases. This initial allowance for loan and lease losses is allocated to individual PCD loans and leases and added to the acquisition date fair values to establish the initial amortized cost basis for the PCD loans and leases. The difference between the unpaid principal balance (“UPB”), or par value, of PCD loans and leases and the amortized cost basis is considered to relate to noncredit factors and resulted in a discount of
$20,906

at Acquisition Date. This discount will be recognized through interest income on a level-yield method over the life of the loans which is estimated at June 30, 2025 to be a weighted-average of 6.0 years. For non-PCD
acquired loans and leases, the differences between the initial fair value and the UPB, or par value, are recognized as interest income on a level-yield basis over the lives of the related loans and leases which at June 30, 2025 is estimated to be a weighted-average of 5.3 years. The total fair value mark on the non-PCD
loans at the Acquisition Date was $43,159. At the Acquisition Date, an initial allowance for expected loan and lease losses of $18,726 was recorded with a corresponding charge to the provision for credit losses in the Consolidated Statements of Income. Subsequent changes in the allowance for credit losses related to PCD and non-PCD
loans and leases are recognized in the provision for credit losses.
The following table provides a reconciliation of the difference between the purchase price and the par value of portfolio PCD loans and leases acquired from Piedmont as of the Acquisition Date:

Purchase price of PCD loans and leases at acquisition	$409,872
Allowance for credit losses at acquisition	17,518
Non-credit discount at acquisition	20,906

Par value (UPB) of acquired PCD loans and leases at acquisition	$448,296

The consideration paid for Piedmont’s common equity and the preliminary amounts of acquired identifiable assets and liabilities assumed as of the Piedmont Acquisition Date were as follows:

Purchase price:
Value of common shares issued (7,860,831 shares)	$280,946
Cash for fractional shares	21

Total purchase price	280,967

Identifiable assets:
Cash and cash equivalents	77,497
Investment securities	94,426
Net loans and leases	1,998,350
Premises and equipment	23,816
Operating lease right-of-use assets	5,124
BOLI	40,801
Core deposit intangible	32,764
Other assets	30,602

Total identifiable assets	$2,303,380

Identifiable liabilities:
Deposits	$2,105,810
Long-term borrowings	20,000
Operating lease liabilities	5,744
Other liabilities	20,880

Total identifiable liabilities	2,152,434

Preliminary fair value of net assets acquired including identifiable intangible assets	150,946

Preliminary resulting goodwill	$130,021

The fair value of the acquired assets and liabilities noted in the table above is preliminary pending review of the final valuation information for those assets and liabilities. During the preliminary period (“Measurement Period”), which may last up to twelve months subsequent to the Acquisition Date, the Company will continue to review information relating to events and circumstances existing as of the Acquisition Date that could impact the preliminary fair value estimates of the acquired assets and liabilities. In the table of acquired net assets above, the amount of net assets acquired reflect Measurement Period adjustments made during the second quarter of 2025 that resulted in a net increase in net assets acquired of $4,694. This increase was primarily driven by an increase of $5,910 in deferred taxes on fair value adjustments partially offset by an increase of $1,643 in accrued liabilities based on factors that were determined to be in existence as of the Acquisition Date.
The operating results of United include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s Georgia geographic area, which comprises the acquired operations of Piedmont provided
$71,446
in total revenues (net interest income plus other income), and
$47,667
in net income, excluding
non-allocated
items, since the Acquisition Date. These amounts are included in United’s consolidated financial statements as of June 30, 2025 and for the first six months of 2025. Piedmont’s results of operations prior to the Acquisition Date are not included in United’s consolidated results of operations.
The following table presents certain unaudited pro forma information for the results of operations for the six months ended June 30, 2025 and 2024, as if the Piedmont merger had occurred on January 1, 2025 and 2024, respectively. These results combine the historical results of Piedmont into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Piedmont’s provision for credit losses for 2025 and 2024 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2025 and 2024. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Six Months Ended June 30
	2025	2024
Total Revenues (1)	$599,141	$569,506
Net Income	193,300	206,944

(1)	Represents net interest income plus other income

3. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	June 30, 2025
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$316,426	$63	$2,090	$0	$314,399
State and political subdivisions	582,353	97	72,273	0	510,177
Residential mortgage-backed securities
Agency	1,328,264	3,744	135,011	0	1,196,997
Non-agency	86,794	498	5,329	0	81,963
Commercial mortgage-backed securities
Agency	429,277	3,928	31,676	0	401,529
Asset-backed securities	321,167	73	3,248	0	317,992
Single issue trust preferred securities	13,307	0	1,254	0	12,053
Other corporate securities	256,736	0	17,775	0	238,961

Total	$3,334,324	$8,403	$268,656	$0	$3,074,071

	December 31, 2024
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$248,867	$59	$3,084	$0	$245,842
State and political subdivisions	574,580	8	79,515	0	495,073
Residential mortgage-backed securities
Agency	1,226,400	433	167,114	0	1,059,719
Non-agency	88,392	262	6,531	0	82,123
Commercial mortgage-backed securities
Agency	372,646	38	42,698	0	329,986
Asset-backed securities	476,863	166	2,047	0	474,982
Single issue trust preferred securities	13,296	0	1,377	0	11,919
Other corporate securities	281,646	0	21,571	0	260,075

Total	$3,282,690	$966	$323,937	$0	$2,959,719

For the adoption of ASC Topic 326, “Financial Instruments—Credit Losses,” United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $13,264 and $14,776 at June 30, 2025 and December 31, 2024, respectively, that is recorded in “Accrued interest receivable.”

The following is a summary of securities available for sale which were in an unrealized loss position at June 30, 2025 and December 31, 2024.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2025
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,203	$2	$42,357	$2,088	$43,560	$2,090
State and political subdivisions	6,468	190	482,814	72,083	489,282	72,273
Residential mortgage-backed securities
Agency	50,258	415	827,488	134,596	877,746	135,011
Non-agency	0	0	59,670	5,329	59,670	5,329
Commercial mortgage-backed securities
Agency	7,237	6	295,383	31,670	302,620	31,676
Asset-backed securities	63,803	208	162,776	3,040	226,579	3,248
Single issue trust preferred securities	0	0	12,053	1,254	12,053	1,254
Other corporate securities	0	0	234,133	17,775	234,133	17,775

Total	$128,969	$821	$2,116,674	$267,835	$2,245,643	$268,656

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2024
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,476	$3	$42,886	$3,081	$44,362	$3,084
State and political subdivisions	3,314	22	479,681	79,493	482,995	79,515
Residential mortgage-backed securities
Agency	128,655	1,660	856,448	165,454	985,103	167,114
Non-agency	0	0	59,668	6,531	59,668	6,531
Commercial mortgage-backed securities
Agency	0	0	319,506	42,698	319,506	42,698
Asset-backed securities	83,188	50	215,886	1,997	299,074	2,047
Single issue trust preferred securities	0	0	11,919	1,377	11,919	1,377
Other corporate securities	2,476	24	252,634	21,547	255,110	21,571

Total	$219,109	$1,759	$2,238,628	$322,178	$2,457,737	$323,937

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Proceeds from sales, calls and maturities	$331,825	$795,355	$918,062	$1,211,765
Gross realized gains	0	0	0	0
Gross realized losses	0	(7,062)	0	(7,062)

At June 30, 2025, gross unrealized losses on available for sale securities were $268,656 on 932 securities of a total portfolio of 1,089 available for sale securities. Securities with the most significant gross unrealized losses at June 30, 2025 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at June 30, 2025 was the result of rising interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $582,353 at June 30, 2025. As of June 30, 2025, approximately 46% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of June 30, 2025. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at June 30, 2025.
Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $163,846 on mortgage-backed
securities at June 30, 2025. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,757,541 at June 30, 2025. Of the $1,757,541 amount, $429,277 was related to agency commercial mortgage-backed securities and $1,328,264 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at June 30, 2025.
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $86,794 at June 30, 2025. Of the $86,794, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at June 30, 2025.
Asset-backed securities
As of June 30, 2025, United’s asset-backed securities portfolio had a total amortized cost balance of $321,167. 100% of the portfolio was investment grade rated as of June 30, 2025. Approximately 48% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 52% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of June 30, 2025, it was determined that none of the asset-backed securities had credit losses.

Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of June 30, 2025 consisted of $7,485 in investment grade bonds and $5,822 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the second quarter of 2025, it was determined that none of the single issue trust preferred securities had credit losses.
Other corporate securities
As of June 30, 2025, United’s other corporate securities portfolio had a total amortized cost balance of $256,736. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $256,736, 95% had at least one rating above investment grade, 2% were below investment grade rated, and 3% were unrated. For other corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities had credit losses at June 30, 2025.
The amortized cost and estimated fair value of securities available for sale at June 30, 2025 and December 31, 2024 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2025		December 31, 2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$294,148	$293,996	$262,093	$261,458
Due after one year through five years	465,824	437,398	405,617	375,276
Due after five years through ten years	737,341	674,627	863,601	779,069
Due after ten years	1,837,011	1,668,050	1,751,379	1,543,916

Total	$3,334,324	$3,074,071	$3,282,690	$2,959,719

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions, mutual funds of Community Reinvestment Act (“CRA”) qualified investments and equity securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $21,996 at June 30, 2025 and $21,058 at December 31, 2024.

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Net gains recognized during the period on equity securities sold	$0	$4,648	$0	$4,648
Unrealized gains recognized during the period on equity securities still held at period end	425	2,222	979	2,222
Unrealized losses recognized during the period on equity securities still held at period end	0	(26)	(33)	(125)

Net gains recognized during the period	$425	$6,844	$946	$6,745

Other investment securities
During the second quarter of 2025, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the second quarter of 2025 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the second quarter. There were no other events or changes in circumstances during the second quarter which would have an adverse effect on the recorded fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,049,191 and $2,038,864 at June 30, 2025 and December 31, 2024, respectively.
4. LOANS AND LEASES
Major classes of loans and leases are as follows:

	June 30, 2025	December 31, 2024
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$2,070,418	$1,590,002
Nonowner-occupied commercial real estate	7,981,186	6,939,641
Other commercial	3,647,028	3,351,362

Total commercial, financial & agricultural	13,698,632	11,881,005
Residential real estate	5,852,212	5,507,384
Construction & land development	3,741,200	3,509,034
Consumer:
Bankcard	9,498	9,998
Other consumer	759,324	773,077
Less: Unearned income	(10,644)	(7,005)

Total gross loans	$24,050,222	$21,673,493

The table above does not include loans held for sale of $37,053 and $44,360 at June 30, 2025 and December 31, 2024, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $25,158 and $22,702 at June 30, 2025 and December 31, 2024, respectively.
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

The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases
As of June 30, 2025
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$6,035	$2,892	$8,927	$2,061,491	$2,070,418	$82
Nonowner-occupied	16,830	26,094	42,924	7,938,262	7,981,186	488
Other commercial	5,733	15,409	21,142	3,625,886	3,647,028	258
Residential real estate	26,885	17,744	44,629	5,807,583	5,852,212	2,238
Construction & land development	9,223	3,407	12,630	3,728,570	3,741,200	35
Consumer:
Bankcard	11	16	27	9,471	9,498	16
Other consumer	17,194	2,705	19,899	739,425	759,324	1,136

Total	$81,911	$68,267	$150,178	$23,910,688	$24,060,866	$4,253

Age Analysis of Past Due Loans and Leases
As of December 31, 2024
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$3,767	$1,284	$5,051	$1,584,951	$1,590,002	$0
Nonowner-occupied	11,931	23,379	35,310	6,904,331	6,939,641	0
Other commercial	5,594	19,019	24,613	3,326,749	3,351,362	431
Residential real estate	33,783	20,946	54,729	5,452,655	5,507,384	12,429
Construction & land development	390	4,265	4,655	3,504,379	3,509,034	1,677
Consumer:
Bankcard	63	61	124	9,874	9,998	61
Other consumer	28,414	4,446	32,860	740,217	773,077	2,342

Total	$83,942	$73,400	$157,342	$21,523,156	$21,680,498	$16,940

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At June 30, 2025		At December 31, 2024
	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance for Credit Losses
Commercial Real Estate:
Owner-occupied	$2,810	$2,810	$1,284	$1,284
Nonowner-occupied	25,606	25,606	23,379	8,475
Other Commercial	15,151	1,532	18,588	584
Residential Real Estate	15,506	12,749	8,517	5,562
Construction	3,372	1,535	2,588	2,589
Consumer:
Bankcard	0	0	0	0
Other consumer	1,569	1,569	2,104	2,104

Total	$64,014	$45,801	$56,460	$20,598

Interest income recognized on nonaccrual loans was insignificant during the three and six months ended June 30, 2025 and 2024.

In some cases, United will modify a loan to a borrower experiencing financial difficulty by providing multiple types of concessions such as a term extension, principal forgiveness, an interest rate reduction or a combination thereof. The following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified during the three and six months ended June 30, 2025 and 2024, respectively, by class of financing receivable and by type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also represented below.

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended June 30, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Interest Rate Reduction & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$422	$0	$0	$3,466	0.19%
Nonowner-occupied	5,698	4,616	5,162	0	0.19%
Other commercial	1,962	0	0	0	0.05%
Residential real estate	0	0	0	0	0.00%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$8,082	$4,616	$5,162	$3,466	0.09%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended June 30, 2024
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$0	$0	$0	$0	0.00%
Nonowner-occupied	0	0	0	0	0.00%
Other commercial	0	0	0	0	0.00%
Residential real estate	0	0	0	0	0.00%
Construction & land development	0	0	0	674	0.02%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$0	$0	$0	$674	0.00%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Six Months ended June 30, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Interest Rate Reduction & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$422	$0	$0	$3,466	0.19%
Nonowner-occupied	5,698	4,616	5,341	0	0.20%
Other commercial	9,232	0	0	0	0.25%
Residential real estate	0	0	0	0	0.00%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$15,352	$4,616	$5,341	$3,466	0.12%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Six Months ended June 30, 2024
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$0	$0	$0	$0	0.00%
Nonowner-occupied	5,690	0	0	0	0.08%
Other commercial	0	0	2,628	0	0.08%
Residential real estate	8,750	0	0	169	0.17%
Construction & land development	300	0	0	674	0.03%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$14,740	$0	$2,628	$843	0.09%

As of June 30, 2025 and December 31, 2024, there were commitments to lend additional funds of $589 and $1,199, respectively, to debtors owing loan receivables whose terms have been modified.
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
United closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance in the 12 months after a modification made to borrowers experiencing financial difficulty presented by class of financing receivable:

	Payment Status (Amortized Cost Basis)
	As of June 30, 2025			As of June 30, 2024
	Current	30-89 Days Past Due	90+ Days Past Due	Current	30-89 Days Past Due	90+ Days Past Due
Commercial real estate:
Owner-occupied	$3,888	$0	$0	$0	$0	$0
Nonowner-occupied	11,307	4,399	0	31,158	5,690	0
Other commercial	9,232	0	0	2,763	0	0
Residential real estate	172	0	0	8,920	0	0
Construction & land development	47	0	0	974	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$24,646	$4,399	$0	$43,815	$5,690	$0

2
4

The following table presents the financial effect of loan and lease modifications to borrowers experiencing financial difficulty for the three
and
six months ended June 30, 2025 and 2024.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2025			June 30, 2024
	Weighted- Average Interest Rate Reduction	Weighted Average Payment Delay (in years)	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.50%	2.4	0.0	0.00%	0
Nonowner-occupied	0.50%	2.0	0.4	0.00%	0
Other Commercial	0.00%	0	0.3	0.00%	0
Residential Real Estate	0.00%	0	0	0.00%	0
Construction & land development	0.00%	0	0	0.00%	1.3
Consumer:
Bankcard	0.00%	0	0	0.00%	0
Other consumer	0.00%	0	0	0.00%	0

	For the Six Months Ended			For the Six Months Ended
	June 30, 2025			June 30, 2024
	Weighted- Average Interest Rate Reduction	Weighted Average Payment Delay (in years)	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.50%	2.4	1.0	0.00%	0
Nonowner-occupied	0.50%	2.0	0.4	0.00%	0.6
Other Commercial	0.00%	0	0.5	1.00%	0.3
Residential Real Estate	0.00%	0	0	0.00%	0.6
Construction & land development	0.00%	0	0	0.00%	1.0
Consumer:
Bankcard	0.00%	0	0	0.00%	0
Other consumer	0.00%	0	0	0.00%	0
No loan or lease modifications completed within the last 12 months to borrowers experiencing financial difficulty had a payment default during the three and six months ended June 30, 2025 and 2024.
United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of June 30, 2025 and December 31, 2024:

	Collateral Dependent Loans and Leases
	At June 30, 2025
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$0	$0	$4,247	$5,356	$9,603
Nonowner-occupied	10,797	0	13,113	27,557	20,463	71,930
Other commercial	0	13,510	0	4,962	4,317	22,789
Residential real estate	7,958	0	0	0	8	7,966

2
5

	Collateral Dependent Loans and Leases
	At June 30, 2025
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Construction & land development	0	0	2,483	0	13,003	15,486
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$18,755	$13,510	$15,596	$36,766	$43,147	$127,774

	Collateral Dependent Loans and Leases
	At December 31, 2024
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$5	$0	$0	$3,119	$6,465	$9,589
Nonowner-occupied	7,037	0	0	23,975	2,367	33,379
Other commercial	0	15,816	0	5,041	528	21,385
Residential real estate	7,348	0	0	0	11	7,359
Construction & land development	0	0	2,492	0	873	3,365
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$14,390	$15,816	$2,492	$32,135	$10,244	$75,077

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

2
6

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
Commercial Real Estate – Owner-occupied

	$		$		$		$		$		$		$	$	$
	Term Loans Origination Year												Revolving loans amortized cost	Revolving loans converted to
As of June 30, 2025	2025		2024		2023		2022		2021		Prior		basis	term loans	Total
Internal Risk Grade:
Pass		$141,833		$390,099		$205,855		$322,291		$291,413		$636,743	$43,758	$0		$2,031,992
Special Mention		0		0		0		0		0		6,690	1,968	0		8,658
Substandard		0		247		4,031		3,450		0		21,265	442	120		29,555
Doubtful		0		0		0		0		0		213	0	0		213

Total		$141,833		$390,346		$209,886		$325,741		$291,413		$664,911	$46,168	$120		$2,070,418

Current-period charge-offs		0		0		0		0		0		(228)	0	0		(228)
Current-period recoveries		0		0		6		0		0		36	0	0		42

Current-period net recoveries (charge-offs)		$0		$0		$6		$0		$0		$(192)	$0	$0		$(186)

	$		$		$		$		$		$		$	$	$
													Revolving loans amortized cost	Revolving loans and leases converted to
	Term Loans Origination Year
As of December 31, 2024	2024		2023		2022		2021		2020		Prior		basis	term loans	Total
Internal Risk Grade:
Pass		$236,547		$132,095		$243,103		$225,152		$205,461		$467,417	$29,900	$0		$1,539,675
Special Mention		0		0		0		0		0		15,199	8,545	0		23,744
Substandard		247		0		3,493		0		307		21,744	445	121		26,357
Doubtful		0		0		0		0		0		226	0	0		226

Total		$236,794		$132,095		$246,596		$225,152		$205,768		$504,586	$38,890	$121		$1,590,002

Current-period charge-offs		0		0		0		0		0		(116)	0	0		(116)
Current-period recoveries		0		0		15		0		0		1,168	0	0		1,183

Current-period net recoveries		$0		$0		$15		$0		$0		$1,052	$0	$0		$1,067

2
7

Commercial Real Estate – Nonowner-occupied

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior

Internal Risk Grade:
Pass	$793,145	$920,227	$718,567	$1,995,094	$1,249,748	$1,756,459	$93,218	$63	$7,526,521
Special Mention	2,000	0	2,946	38,733	93,467	179,067	0	0	316,213
Substandard	0	0	5,750	38,642	5,377	65,925	22,758	0	138,452
Doubtful	0	0	0	0	0	0	0	0	0

Total	$795,145	$920,227	$727,263	$2,072,469	$1,348,592	$2,001,451	$115,976	$63	$7,981,186

Current-period charge-offs	0	0	0	0	0	(8,086)	0	0	(8,086)
Current-period recoveries	0	0	0	0	0	48	0	0	48

Current-period net charge-offs	$0	$0	$0	$0	$0	$(8,038)	$0	$0	$(8,038)

	Term Loans						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior

Internal Risk Grade:
Pass	$741,996	$485,437	$1,623,423	$1,294,232	$639,143	$1,584,833	$160,243	$78	$6,529,385
Special Mention	0	0	8,465	82,240	29,940	210,912	0	0	331,557
Substandard	0	0	4,085	4,020	143	48,633	21,818	0	78,699
Doubtful	0	0	0	0	0	0	0	0	0

Total	$741,996	$485,437	$1,635,973	$1,380,492	$669,226	$1,844,378	$182,061	$78	$6,939,641

Current-period charge-offs	0	0	0	0	(751)	(1,830)	0	0	(2,581)
Current-period recoveries	0	0	0	0	0	200	0	0	200

Current-period net charge-offs	$0	$0	$0	$0	$(751)	$(1,630)	$0	$0	$(2,381)

Other commercial

	Term Loans and leases						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior

Internal Risk Grade:
Pass	$263,617	$422,799	$495,915	$306,587	$363,948	$640,428	$1,093,685	$0	$3,586,979
Special Mention	5	73	132	1,259	272	10,195	1,834	0	13,770
Substandard	0	1,824	555	15,659	7,336	10,430	10,475	0	46,279
Doubtful	0	0	0	0	0	0	0	0	0

Total	$263,622	$424,696	$496,602	$323,505	$371,556	$661,053	$1,105,994	$0	$3,647,028

Current-period charge-offs	0	(48)	(135)	(142)	(1,625)	(2,039)	(784)	0	(4,773)
Current-period recoveries	0	0	2	16	1	311	37	0	367

Current-period net charge-offs	$0	$(48)	$(133)	$(126)	$(1,624)	$(1,728)	$(747)	$0	$(4,406)

	Term Loans and leases						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
	Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior

Internal Risk Grade:
Pass	$403,641	$505,947	$378,072	$394,412	$164,671	$519,488	$912,293	$0	$3,278,524
Special Mention	81	36	1,129	339	251	18,941	4,652	0	25,429
Substandard	206	419	18,927	7,029	835	11,262	8,706	0	47,384
Doubtful	0	0	0	0	0	25	0	0	25

Total	$403,928	$506,402	$398,128	$401,780	$165,757	$549,716	$925,651	$0	$3,351,362

Current-period charge-offs	0	(464)	(252)	(156)	(148)	(1,352)	(1,217)	0	(3,589)
Current-period recoveries	10	67	9	45	0	1,512	7	0	1,650

Current-period net recoveries (charge- offs)	$10	$(397)	$(243)	$(111)	$(148)	$160	$(1,210)	$0	$(1,939)

2
8

Residential Real Estate

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior

Internal Risk Grade:
Pass	$276,793	$462,620	$849,477	$1,605,045	$871,053	$1,258,985	$506,005	$2,420	$5,832,398
Special Mention	0	693	106	0	0	4,531	957	80	6,367
Substandard	0	0	111	687	476	11,673	500	0	13,447
Doubtful	0	0	0	0	0	0	0	0	0

Total	$276,793	$463,313	$849,694	$1,605,732	$871,529	$1,275,189	$507,462	$2,500	$5,852,212

Current-period charge-offs	0	(63)	(137)	(53)	(6)	(128)	0	0	(387)
Current-period recoveries	0	0	0	0	1	236	1	0	238

Current-period net (charge- offs) recoveries	$0	$(63)	$(137)	$(53)	$(5)	$108	$1	$0	$(149)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior

Internal Risk Grade:
Pass	$407,430	$820,059	$1,617,541	$827,395	$396,094	$971,226	$447,363	$2,467	$5,489,575
Special Mention	382	107	0	0	0	2,466	1,326	0	4,281
Substandard	0	0	0	508	0	12,430	507	83	13,528
Doubtful	0	0	0	0	0	0	0	0	0

Total	$407,812	$820,166	$1,617,541	$827,903	$396,094	$986,122	$449,196	$2,550	$5,507,384

Current-period charge-offs	0	(7)	(2)	0	0	(359)	(113)	0	(481)
Current-period recoveries	0	0	0	5	0	489	1	0	495

Current-period net (charge- offs) recoveries	$0	$(7)	$(2)	$5	$0	$130	$(112)	$0	$14

Construction and Land Development

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior

Internal Risk Grade:
Pass	$448,503	$994,943	$876,194	$789,021	$205,920	$35,329	$348,301	$0	$3,698,211
Special Mention	0	2,827	7,930	0	16,356	145	0	0	27,258
Substandard	0	5,303	0	6,850	203	3,375	0	0	15,731
Doubtful	0	0	0	0	0	0	0	0	0

Total	$448,503	$1,003,073	$884,124	$795,871	$222,479	$38,849	$348,301	$0	$3,741,200

Current-period charge-offs	0	0	0	0	0	(31)	0	0	(31)
Current-period recoveries	0	0	0	0	0	103	0	0	103

Current-period net recoveries	$0	$0	$0	$0	$0	$72	$0	$0	$72

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior

Internal Risk Grade:
Pass	$628,186	$837,662	$1,253,480	$426,662	$18,559	$18,542	$302,302	$0	$3,485,393
Special Mention	0	0	1,455	18,356	57	153	0	0	20,021
Substandard	0	0	0	200	1,607	1,813	0	0	3,620
Doubtful	0	0	0	0	0	0	0	0	0

Total	$628,186	$837,662	$1,254,935	$445,218	$20,223	$20,508	$302,302	$0	$3,509,034

Current-period charge-offs	0	0	0	0	0	(29)	0	0	(29)
Current-period recoveries	0	0	0	0	0	319	0	0	319

Current-period net recoveries	$0	$0	$0	$0	$0	$290	$0	$0	$290

Bankcard

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior

Internal Risk Grade:
Pass
Special Mention	$0	$0	$0	$0	$0	$0	$9,472	$0	$9,472
Substandard	0	0	0	0	0	0	11	0	11
Doubtful	0	0	0	0	0	0	15	0	15
Total	0	0	0	0	0	0	0	0	0

	$0	$0	$0	$0	$0	$0	$9,498	$0	$9,498

Current-period charge-offs	0	0	0	0	0	0	(191)	0	(191)
Current-period recoveries	0	0	0	0	0	0	19	0	19

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(172)	$0	$(172)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior

Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,874	$0	$9,874
Special Mention	0	0	0	0	0	0	63	0	63
Substandard	0	0	0	0	0	0	61	0	61
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,998	$0	$9,998

Current-period charge-offs	0	0	0	0	0	0	(431)	0	(431)
Current-period recoveries	0	0	0	0	0	0	19	0	19

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(412)	$0	$(412)

Other Consumer

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of June 30, 2025	2025	2024	2023	2022	2021	Prior

Internal Risk Grade:
Pass	$177,945	$117,102	$104,091	$213,173	$86,276	$38,251	$2,579	$0	$739,417
Special Mention	423	552	974	7,714	5,028	1,852	659	0	17,202
Substandard	0	12	150	1,739	507	297	0	0	2,705
Doubtful	0	0	0	0	0	0	0	0	0

Total	$178,368	$117,666	$105,215	$222,626	$91,811	$40,400	$3,238	$0	$759,324

Current-period charge-offs	0	(86)	(326)	(2,299)	(1,060)	(476)	0	0	(4,247)
Current-period recoveries	0	6	65	288	160	215	0	0	734

Current-period net charge- offs	$0	$(80)	$(261)	$(2,011)	$(900)	$(261)	$0	$0	$(3,513)

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
	Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior

Internal Risk Grade:
Pass	$139,908	$131,108	$276,041	$118,478	$49,553	$22,913	$2,215	$0	$740,216
Special Mention	495	1,805	13,462	8,485	2,704	1,440	23	0	28,414
Substandard	76	182	2,454	1,106	358	261	10	0	4,447
Doubtful	0	0	0	0	0	0	0	0	0

Total	$140,479	$133,095	$291,957	$128,069	$52,615	$24,614	$2,248	$0	$773,077

Current-period charge-offs	(28)	(206)	(5,724)	(3,096)	(869)	(380)	0	0	(10,303)
Current-period recoveries	0	21	402	241	125	330	0	0	1,119

Current-period net charge-offs	$(28)	$(185)	$(5,322)	$(2,855)	$(744)	$(50)	$0	$0	$(9,184)

3
0

At June 30, 2025 and December 31, 2024, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $6,331 and $327, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At June 30, 2025 and December 31, 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $788 and $795, respectively.
6. ALLOWANCE FOR CREDIT LOSSES
The allowance for loan losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). Assets are charged off when United determines that such financial assets are deemed uncollectible or based on regulatory requirements, whichever is earlier. Charge-offs are recognize
d as a deduct
ion from the allowance for credit losses. Expected recoveries of amounts previously charged-off,
not to exceed the aggregate of the amount previously
charged-off,
are included in determining the necessary reserve at the balance sheet date.
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $93,636 and $87,062 at June 30, 2025 and December 31, 2024, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of June 30, 2025 and December 31, 2024:

	Accrued Interest Receivable
	At June 30, 2025	At December 31, 2024
Commercial Real Estate:
Owner-occupied	$5,870	$4,700
Nonowner-occupied	35,520	30,582
Other Commercial	11,705	10,512
Residential Real Estate	21,780	21,662
Construction	16,452	17,174
Consumer:
Bankcard	0	0
Other consumer	2,309	2,432

Total	$93,636	$87,062

The following table represents the accrued interest receivables written off by reversing interest income for the three months and six months ended June 30, 2025 and 2024:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Commercial real estate:
Owner-occupied	$41	$18	$68	$186
Nonowner-occupied	88	1	100	2
Other commercial	44	6	77	675
Residential real estate	182	128	406	134
Construction & land development	163	7	207	7
Consumer:
Bankcard	0	0	0	0
Other consumer	73	99	149	215

Total	$591	$259	$1,007	$1,219

3
1

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

3
2

United
 maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $
35,819
and $
34,911
at June
30
,
2025
and December
31
,
2024
, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
United’s allowance for loan and lease losses at June 30, 2025 increased $36,118 or 13.29% from December 31, 2024. As previously mentioned, during the six months of 2025, United recorded an allowance for loan and lease losses on acquired Piedmont non-PCD
loans of $18,726 and on acquired Piedmont PCD loans of $17,518.
The second quarter of 2025 qualitative adjustments include analyses of the following:
•
Current conditions
– United considered the impact of government efficiency efforts, potential tariffs and geopolitical events when making determinations related to factor adjustments for the external environment. United also considered the impact of changes in economic and business conditions; collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; and concentrations of credit.
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

•
The forecast for real GDP adjusted downward in the second quarter, from a projection of 1.70% for 2025 as of mid-March
2025 to 1.40% for 2025 as of
mid-June
with a projection of 1.60% for 2026. The unemployment rate forecast shifted slightly in the second quarter from a projection of 4.40% for 2025 as of mid-March
2025 to 4.50% for 2025 as of
mid-June
with a projection of 4.50% for 2026.

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
A progression of the allowance for loan and lease losses, by portfolio segment, for the periods indicated is summarized as follows:

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Three Months Ended June 30, 2025
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$15,054	$92,666	$65,150	$55,007	$71,959	$829	$9,759	$310,424
Initial allowance for PCD loans (acquired during the period)	0	0	0	0	0	0	0	0
Charge-offs	0	(4,968)	(1,251)	(113)	(31)	(73)	(2,830)	(9,266)
Recoveries	37	0	244	192	80	8	354	915
Provision	(2,315)	9,173	(397)	(3,273)	(1,247)	141	3,807	5,889

Ending balance	$12,776	$96,871	$63,746	$51,813	$70,761	$905	$11,090	$307,962

3
3

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Six Months Ended June 30, 2025
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$11,852	$74,522	$65,105	$46,373	$63,621	$891	$9,480	$271,844
Initial allowance for PCD loans (acquired during the period)	795	11,059	872	208	4,584	0	0	17,518
Charge-offs	(228)	(8,086)	(4,773)	(387)	(31)	(191)	(4,247)	(17,943)
Recoveries	42	48	367	238	103	19	734	1,551
Provision	315	19,328	2,175	5,381	2,484	186	5,123	34,992

Ending balance	$12,776	$96,871	$63,746	$51,813	$70,761	$905	$11,090	$307,962

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Year Ended December 31, 2024
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$11,895	$57,935	$75,007	$41,167	$59,913	$810	$12,510	$259,237
Charge-offs	(116)	(2,581)	(3,589)	(481)	(29)	(431)	(10,303)	(17,530)
Recoveries	1,183	200	1,650	495	319	19	1,119	4,985
Provision	(1,110)	18,968	(7,963)	5,192	3,418	493	6,154	25,152

Ending balance	$11,852	$74,522	$65,105	$46,373	$63,621	$891	$9,480	$271,844

7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	June 30, 2025
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$137,929	($100,981)	$137,929	($100,981)

Goodwill not subject to amortization	$2,018,910		$2,018,910

3
4

	December 31, 2024
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($96,299)	$105,165	($96,299)

Goodwill not subject to amortization	$1,888,889		$1,888,889

The following table provides a reconciliation of goodwill:

	Community Banking	Total
Goodwill at December 31, 2024	$1,888,889	$1,888,889
Preliminary addition to goodwill from Piedmont acquisition	130,021	130,021

Goodwill at June 30, 2025	$2,018,910	$2,018,910

United incurred amortization expense of $2,341 and $4,682 for the three and six months ended June 30, 2025 as compared to $910 and $1,820 for the three and six months ended June 30, 2024, respectively.
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
5

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
The components of lease expense were as follows:

		Three Months Ended	Three Months Ended
	Classification	June 30, 2025	June 30, 2024
Operating lease cost	Net occupancy expense	$5,128	$5,175
Sublease income	Net occupancy expense	(51)	0

Net lease cost		$5,077	$5,175

		Six Months Ended	Six Months Ended
	Classification	June 30, 2025	June 30, 2024
Operating lease cost	Net occupancy expense	$10,028	$10,846
Sublease income	Net occupancy expense	(101)	(84)

Net lease cost		$9,927	$10,762

Supplemental balance sheet information related to leases was as follows:

	Classification	June 30, 2025	December 31, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$91,071	$81,742
Operating lease liabilities	Operating lease liabilities	$96,899	$86,771
Other information related to leases was as follows:

June 30, 2025
Weighted-average remaining lease term:
Operating leases	7.75 years
Weighted-average discount rate:
Operating leases	3.53%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	June 30, 2025	June 30, 2024
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,099	$5,129
ROU assets obtained in the exchange for lease liabilities	8,797	1,236

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$9,971	$10,507
ROU assets obtained in the exchange for lease liabilities	12,650	4,907
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2024, consists of the following as of June 30, 2025:

Year	Amount
2025	$9,232
2026	17,919
2027	16,435
2028	14,241
2029	12,282
Thereafter	42,017

Total lease payments	112,126
Less: imputed interest	(15,227)

Total	$96,899

3
6

9. SHORT-TERM BORROWINGS
At June 30, 2025 and December 31, 2024, short-term borrowings were as follows:

	As of June 30, 2025	As of December 31, 2024
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	160,798	176,090

Total short-term borrowings	$160,798	$176,090

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
10. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2025, United had an unused borrowing amount of approximately $9,034,215 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At June 30, 2025, a $250,000 FHLB advance with a weighted-average contractual interest rate of 4.41% and a weighted-average effective interest rate of 0.59% is scheduled to mature in 2025. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at June 30, 2025 to manage interest rate risk on its long-term debt.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2025	$250,000
2026	0
2027	0
2028	0
2029 and thereafter	0

Total	$250,000

At June 30, 2025, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2025 and December 31, 2024, the outstanding balance of the Debentures was $281,021 and $280,221, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities. Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

3
7

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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $6,252,647 and $5,886,473 of loan commitments outstanding as of June 30, 2025 and December 31, 2024, respectively, approximately 37% of which contractually expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of June 30, 2025 and December 31, 2024, United had $15,248 and $15,546 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $142,583 and $148,874 as of June 30, 2025 and December 31, 2024, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking
Related to its mortgage banking activities, United provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s reserve was immaterial as of June 30, 2025 and December 31, 2024.

3
8

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
During 2020, United entered into two interest rate swap derivatives designated as cash flow hedges. The notional amount of these cash flow hedge derivatives totaled $500,000. The derivatives were intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. One of these two interest rate swap derivatives with a notional amount of $250,000 matured during the third quarter of 2024.

3
9

As of June 30, 2025, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $8,481 will be reclassified from AOCI as a decrease to interest expense over the next
12-months
following June 30, 2025 related to the cash flow hedges. As of June 30, 2025, the maximum length of time over which forecasted transactions are hedged is five years.
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
The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $250,000 for asset derivatives as of June 30, 2025. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.
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
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at June 30, 2025 and December 31, 2024.

	Asset Derivatives
	June 30, 2025			December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$10,123	$386	Other assets	$10,770	$644

Total Fair Value Hedges		$10,123	$386		$10,770	$644
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$250,000	$0	Other assets	$250,000	$0

Total Cash Flow Hedges		$250,000	$0		$250,000	$0

Total derivatives designated as hedging instruments		$260,123	$386		$260,770	$644

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$5,595	$45	Other assets	$0	$0
TBA mortgage-backed securities	Other assets	0	0	Other assets	54,826	278
Interest rate lock commitments	Other assets	37,558	1,019	Other assets	21,553	339

Total derivatives not designated as hedging instruments		$43,153	$1,064		$76,379	$617

Total asset derivatives		$303,276	$1,450		$337,149	$1,261

	Liability Derivatives
	June 30, 2025			December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
TBA mortgage-backed securities	Other liabilities	$61,546	$563	Other liabilities	$0	$0
Forward loan sales commitments	Other liabilities	0	0	Other liabilities	3,186	20

Total derivatives not designated as hedging instruments		$61,546	$563		$3,186	$20

Total liability derivatives		$61,546	$563		$3,186	$20

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of June 30, 2025 and December 31, 2024.

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	June 30, 2025
		Carrying Amount of the Hedged Assets/ (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$10,123	$(402)	$0

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	December 31, 2024
		Carrying Amount of the Hedged Assets/ (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$10,770	$(657)	$0
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

4
1

The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 are presented as follows:

		Three Months Ended
	Income Statement Location	June 30, 2025	June 30, 2024
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$2,465	$6,386
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(1)	$1

Total derivatives in hedging relationships		$2,464	$6,387

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$39	$(4)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(403)	80
Interest rate lock commitments	Income from Mortgage Banking Activities	0	(259)

Total derivatives not designated as hedging instruments		$(364)	$(183)

Total derivatives		$2,100	$6,204

		Six Months Ended
	Income Statement Location	June 30, 2025	June 30, 2024
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$4,917	$12,738
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(3)	$6

Total derivatives in hedging relationships		$4,914	$12,744

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$64	$(93)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(841)	751
Interest rate lock commitments	Income from Mortgage Banking Activities	335	(7)

Total derivatives not designated as hedging instruments		$(442)	$651

Total derivatives		$4,472	$13,395

For the three and six months ended June 30, 2025 and 2024, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.
13. FAIR VALUE MEASUREMENTS
United determines the fair values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, which also clarifies that fair value of certain assets and li abilities is
an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
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

4
2

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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at June 30, 2025, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at June 30, 2025. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For June 30, 2025, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.10% to 0.48% with a weighted average increase of 0.11%.

4
3

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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Interest rate risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United enters into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. These valuations fall into a Level 2 category. The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For June 30, 2025, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.10% to 0.48% with a weighted average increase of 0.11%.
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

4
4

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at June 30, 2025 Using
Description	Balance as of June 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$314,399	$0	$314,399	$0
State and political subdivisions	510,177	0	510,177	0
Residential mortgage-backed securities
Agency	1,196,997	0	1,196,997	0
Non-agency	81,963	0	81,963	0
Commercial mortgage-backed securities Agency	401,529	0	401,529	0
Asset-backed securities	317,992	0	317,992	0
Single issue trust preferred securities	12,053	0	12,053	0
Other corporate securities	238,961	4,828	234,133	0

Total available for sale securities	3,074,071	4,828	3,069,243	0
Equity securities:
Financial services industry	13,356	13,356	0	0
Equity mutual funds (1)	3,386	3,386	0	0
Other equity securities	5,254	5,254	0	0

Total equity securities	21,996	21,996	0	0
Loans held for sale	37,053	0	0	37,053
Derivative financial assets:
Interest rate swap contracts	386	0	386	0
Forward loan sales commitments	45	0	0	45
Interest rate lock commitments	1,019	0	0	1,019

Total derivative financial assets	1,450	0	386	1,064
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	563	0	0	563

Total derivative financial liabilities	563	0	0	563

		Fair Value at December 31, 2024 Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$245,842	$0	$245,842	$0
State and political subdivisions	495,073	0	495,073	0
Residential mortgage-backed securities Agency	1,059,719	0	1,059,719	0
Non-agency	82,123	0	82,123	0
Commercial mortgage-backed securities Agency	329,986	0	329,986	0
Asset-backed securities	474,982	0	474,982	0

4
5

		Fair Value at December 31, 2024 Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Single issue trust preferred securities	11,919	0	11,919	0
Other corporate securities	260,075	4,965	255,110	0

Total available for sale securities	2,959,719	4,965	2,954,754	0
Equity securities:
Financial services industry	12,504	12,504	0	0
Equity mutual funds (1)	3,394	3,394	0	0
Fixed income mutual funds	5,160	5,160	0	0

Total equity securities	21,058	21,058	0	0
Loans held for sale	44,360	0	0	44,360
Derivative financial assets:
Interest rate swap contracts	644	0	644	0
TBA mortgage-backed securities	278	0	0	278
Interest rate lock commitments	339	0	0	339

Total derivative financial assets	1,261	0	644	617
Liabilities
Derivative financial liabilities:
Forward loan sales commitments	20	0	0	20

Total derivative financial liabilities	20	0	0	20

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the three months ended June 30, 2025 and the year ended December 31, 2024.
The following tables present additional information about financial assets and liabilities measured at fair value at June 30, 2025 and December 31, 2024 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

		Derivative Assets			Derivative Liabilities
June 30, 2025	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
Balance, beginning of period	$44,360	$278	$0	$339	$0	$20
Originations	192,494	0	0	0	0	0
Sales	(204,883)	0	0	0	0	0
Transfers other	0	(278)	45	680	563	(20)
Total gains during the period recognized in earnings	5,082	0	0	0	0	0

Balance, end of period	$37,053	$0	$45	$1,019	$563	$0

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$400	$0	$45	$1,019	$563	$0

4
6

		Derivative Assets			Derivative Liabilities
December 31, 2024	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
Balance, beginning of period	$51,978	$0	$33	$1,005	$667	$0
Originations	607,383	0	0	0	0	0
Sales	(630,244)	0	0	0	0	0
Transfers other	0	278	(33)	(666)	(667)	20
Total gains during the period recognized in earnings	15,243	0	0	0	0	0

Balance, end of period	$44,360	$278	$0	$339	$0	$20

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(1,133)	$278	$0	$339	$0	$20
Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended June 30, 2025	Three Months Ended June 30, 2024
Income from mortgage banking activities	$292	$249

Description	Six Months Ended June 30, 2025	Six Months Ended June 30, 2024
Income from mortgage banking activities	$400	$(587)
No loans held for sale were past due or on nonaccrual status as of June 30, 2025 and December 31, 2024.

4
7

The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	June 30, 2025			December 31, 2024
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$35,979	$37,053	$1,074	$43,686	$44,360	$674
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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2024. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty, market volatility and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Piedmont in the first six months of 2025, no other fair value measurement of intangible assets was made during the three and six months of 2025 and 2024.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of June 30, 2025	Fair Value at June 30, 2025			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Individually assessed loans	$77,759	$0	$23,516	$54,243	$127
OREO	6,331	0	6,331	0	(55)

Description	Balance as of December 31, 2024	Fair Value at December 31, 2024			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Individually assessed loans	$40,701	$0	$21,725	$18,976	$(231)
OREO	327	0	240	87	0
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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2025
Cash and cash equivalents	$2,314,692	$2,314,692	$0	$2,314,692	$0
Securities available for sale	3,074,071	3,074,071	4,828	3,069,243	0
Securities held to maturity	1,002	1,020	0	0	1,020
Equity securities	21,996	21,996	21,996	0	0
Other securities	299,584	284,605	0	0	284,605
Loans held for sale	37,053	37,053	0	0	37,053
Net loans	23,742,260	23,569,726	0	0	23,569,726
Derivative financial assets	1,450	1,450	0	386	1,064
Deposits	26,335,874	26,295,257	0	26,295,257	0
Short-term borrowings	160,798	160,798	0	160,798	0
Long-term borrowings	551,021	517,952	0	517,952	0
Derivative financial liabilities	563	563	0	0	563
December 31, 2024
Cash and cash equivalents	$2,292,244	$2,292,244	$0	$2,292,244	$0
Securities available for sale	2,959,719	2,959,719	4,965	2,954,754	0
Securities held to maturity	1,002	1,020	0	0	1,020
Equity securities	21,058	21,058	21,058	0	0
Other securities	277,517	263,641	0	0	263,641
Loans held for sale	44,360	44,360	0	0	44,360
Net loans	21,401,649	20,868,239	0	0	20,868,239

5
0

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Derivative financial assets	1,261	1,261	0	644	617
Deposits	23,961,859	23,922,063	0	23,922,063	0
Short-term borrowings	176,090	176,090	0	176,090	0
Long-term borrowings	540,420	505,305	0	505,305	0
Derivative financial liabilities	20	20	0	0	20
14. STOCK BASED COMPENSATION
On May 14, 2025, United’s shareholders approved the 2025 Equity Incentive Plan (“2025 EIP”), becoming effective on that date. The 2025 EIP replaces United’s 2020 Long-Term Incentive Plan (“2020 LTI Plan”). An award granted under the 2025 EIP may consist of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance based stock awards, dividend equivalent rights and other equity-based or equity-related awards. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2025 EIP is
3,000,000
.
The 2025 EIP will be administered by the Compensation and Human Capital Committee of the Board (the “Committee”). Subject to certain change in control provisions, all awards are subject to a minimum vesting schedule of at least twelve months following the date of grant of such award, except that 5% of the shares available for grant under the 2025 EIP may be granted with a shorter minimum vesting period. Awards under the 2025 EIP will be subject to the terms of the Company’s Compensation Recoupment Policy and any other clawback or recapture policy that the Company may adopt from time to time and, in accordance with such policy, may be subject to the requirement that the awards be repaid to the Company after they have been distributed to the grantee. A Form
S-8
was filed on May 30, 2025 with the Securities and Exchange Commission to register all the shares which were available for issuance under the 2025 EIP Plan.
During the first six months of 2025, a total of 184,515 shares of restricted stock and 256,385 of restricted stock units were granted under the 2020 LTI Plan. No non-qualified
stock options were granted under the 2020 LTI Plan during the first six months of 2025. Compensation expense of $3,384 and $6,259 related to the all share-based grants and awards under United’s Long-Term Incentive Plans was incurred for the second quarter and first six months of 2025, respectively, as compared to compensation expense of $3,004 and $6,270 related to the all share-based grants and awards under United’s Long-Term Incentive Plans for the second quarter and first six months of 2024, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
Stock Options
As of June 30, 2025, no stock option awards have been granted under the 2025 EIP. United does have options outstanding from various other option plans (the “Prior Plans”); however, no common shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms. The maximum term for options granted under the plans is ten (10) years.
A summary of activity under United’s stock option plans as of June 30, 2025, and the changes during the first six months of 2025 are presented below:

	Six Months Ended June 30, 2025
			Weighted Average
		Aggregate	Remaining
		Intrinsic	Contractual	Exercise
	Shares	Value	Term (Yrs.)	Price
Outstanding at January 1, 2025	1,049,668			$36.29
Exercised	(10,394)			31.66
Forfeited or expired	(17,942)			38.14

Outstanding at June 30, 2025	1,021,332	$2,687	2.8	$36.30

Exercisable at June 30, 2025	1,021,332	$2,687	2.8	$36.30

During the six months ended June 30, 2025 and 2024,
10,394
and
31,138
shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the six months ended June 30, 2025 and 2024 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2025 and 2024 was $
63
and $
254
respectively.
As of June 30, 2025, there was no unrecognized compensation cost related to nonvested stock option awards.

Restricted Stock
As of June 30, 2025, no restricted stock awards have been granted under the 2025 EIP. Under the 2020 LTI Plan, United awarded restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants vested no sooner than 1/3 per year over the first three
anniversaries of the award. Recipients of restricted shares did not pay any consideration to United for the shares, had the right to vote all shares subject to such grant and received all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. Under the 2025 EIP, recipients of restricted shares will still not pay any consideration to United for the shares and still have the right to vote all shares subject to such grant, whether or not the shares have vested. However, in a change from the 2020 LTI Plan, any dividends paid upon any restricted stock granted under the 2025 EIP, during the period of restriction, will be retained by the Company and will be paid to the relevant grantee (without interest) when the restricted stock vests and will revert back to the Company if for any reason the restricted stock upon which such dividends were paid reverts back to the Company. As of June 30, 2025, the total unrecognized compensation cost related to nonvested restricted stock awards was $10,080 with a weighted-average expense recognition period of 1.4 years.
The following summarizes the changes to United’s nonvested restricted common shares for the period ended June 30, 2025:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	310,027	$36.58
Granted	184,515	36.77
Vested	(149,712)	36.95
Forfeited	(9,389)	36.54

Nonvested at June 30, 2025	335,441	$36.52

Restricted Stock Units
As of June 30, 2025, no
restricted stock units have been granted under the 2025 EIP. Under the 2020 LTI Plan, United granted restricted stock units (“RSUs”) to key employees. These awards helped align the interests of these employees with the interests of the shareholders of United by providing economic value directly related to the performance of the Company. These RSU grants were time-vested RSUs, performance-vested RSUs, or a combination of both. Currently, time-vested RSUs vest ratably over three years from the date of grant. Performance-vested RSUs cliff-vest after assessment of the Company’s performance over a period of three years. The number of performance-vested RSUs that vest is determined by two metrics measured relative to peers: Return on Average Tangible Common Equity (“ROATCE”) and Total Shareholder Return (“TSR”). Based on ASC Topic 718, the ROATCE comparison is considered a performance condition while the TSR comparison is considered a market condition. There will be no payout of the performance-vested awards if the threshold performance is not achieved. United communicates the specific threshold, target, and maximum performance-vested RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are accrued but not paid in respect to the awards until the RSUs vest. The holder does not have the right to vote the shares during the time and performance periods. The value of the time-vested RSUs and the performance-vested, based on the performance condition, RSUs awarded is established as the fair market value of the stock at the time of the grant. The value of the performance-vested, based on the market condition, RSUs awarded is estimated through the use of a Monte Carlo valuation model as of the grant date. The Company recognizes expense on the RSUs in accordance with ASC Topic 718.
The following table summarizes the status of United’s nonvested RSUs during the first six months of 2025:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	490,119	$35.41
Granted	256,385	35.35
Vested	(148,597)	35.81
Forfeited or expired	(2,422)	36.26

Nonvested at June 30, 2025	595,485	$35.28

As of June 30, 2025, the total unrecognized compensation cost related to nonvested restricted stock units was $13,399 with a weighted-average expense recognition period of 1.7 years.

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
No
discretionary contributions were made during the second quarter or first six months of 2025 and 2024.
Included in accumulated other comprehensive income at December 31, 2024 are unrecognized actuarial losses of $17,884 ($9,645 net of tax) that have not yet been recognized in net periodic pension cost.
Net periodic pension cost for the three and six months ended June 30, 2025 and 2024 included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2025	2024	2025	2024
Service cost	$348	$390	$692	$781
Interest cost	1,835	1,719	3,650	3,438
Expected return on plan assets	(2,751)	(2,650)	(5,472)	(5,300)
Recognized net actuarial loss	0	549	0	1,099

Net periodic pension (benefit) cost	$(568)	$8	$(1,130)	$18

Weighted-average assumptions:
Discount Rate	5.76%	5.07%	5.76%	5.07%
Expected return on assets	6.15%	6.25%	6.15%	6.25%
Rate of Compensation Increase (prior to age 40)	6.00%	5.00%	6.00%	5.00%
Rate of Compensation Increase (ages 40-49)	5.50%	n/a	5.50%	n/a
Rate of Compensation Increase (ages 40-54)	n/a	4.00%	n/a	4.00%
Rate of Compensation Increase (ages 50-54)	5.00%	n/a	5.00%	n/a
Rate of Compensation Increase (ages 55-64)	4.00%	n/a	4.00%	n/a
Rate of Compensation Increase (otherwise)	3.00%	3.50%	3.00%	3.50%
16. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of June 30, 2025 and 2024, the total amount of accrued interest related to uncertain tax positions was $704 and $800, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2021, 2022 and 2023 and certain State Taxing authorities for the years ended December 31, 2021 through 2023.
United’s effective tax rate was 20.62% and 20.85% for the second quarter and first six months of 2025, respectively, and 16.36% and 18.02% for the second quarter and first six months of 2024. United’s effective tax rate was 21.16% for the first quarter of 2025.

5
4

17. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Net Income	$120,721	$96,507	$205,027	$183,321
Available for sale (“AFS”) securities:
Change in net unrealized gain (loss) on AFS securities arising during the period	19,134	(4,238)	62,717	(7,357)
Related income tax effect	(4,573)	987	(14,989)	1,714
Net reclassification adjustment for losses included in net income	0	7,062	0	7,062
Related income tax effect	0	(1,645)	0	(1,645)

Net effect of AFS securities on other comprehensive income	14,561	2,166	47,728	(226)

Cash flow hedge derivatives:
Unrealized (loss) gain on cash flow hedge before reclassification to interest expense	(1,846)	2,700	(5,008)	9,909
Related income tax effect	441	(629)	1,197	(2,309)
Net reclassification adjustment for gains included in net income	(2,465)	(6,386)	(4,917)	(12,738)
Related income tax effect	589	1,488	1,175	2,968

Net effect of cash flow hedge derivatives on other comprehensive income	(3,281)	(2,827)	(7,553)	(2,170)

Defined benefit pension plan:
Amortization of net actuarial loss recognized in net income	0	549	0	1,099
Related income tax benefit	0	(125)	0	(251)

Net effect of change in defined benefit pension plan asset on other comprehensive income	0	424	0	848

Total change in other comprehensive income (loss), net of tax	11,280	(237)	40,175	(1,548)

Total Comprehensive Income	$132,001	$96,270	$245,202	$181,773

The components of accumulated other comprehensive income for the six months ended June 30, 2025 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Six Months Ended June 30, 2025
	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2025	$(247,964)	$33,706	$(9,645)	$(223,903)
Other comprehensive income before reclassification	47,728	(3,811)	0	43,917
Amounts reclassified from accumulated other comprehensive income	0	(3,742)	0	(3,742)

Net current-period other comprehensive income (loss), net of tax	47,728	(7,553)	0	40,175

Balance at June 30, 2025	$(200,236)	$26,153	$(9,645)	$(183,728)

(a)	All amounts are net-of-tax. United has adopted the portfolio approach for purposes of releasing residual tax effects within AOCI.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Six Months Ended June 30, 2025
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Cash flow hedge:
Net reclassification adjustment for gains included in net income	$(4,917)	Interest expense

	(4,917)	Total before tax
Related income tax effect	1,175	Tax expense

	(3,742)	Net of tax

Total reclassifications for the period	$(3,742)

18. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2025	2024	2025	2024
Distributed earnings allocated to common stock	$52,402	$49,904	$105,913	$100,278
Undistributed earnings allocated to common stock	68,046	46,386	98,660	82,627

Net earnings allocated to common shareholders	$120,448	$96,290	$204,573	$182,905

Average common shares outstanding	142,206,539	135,137,901	142,175,506	134,881,314
Equivalents from stock options	237,958	176,884	290,037	221,974

Average diluted shares outstanding	142,444,497	135,314,785	142,465,543	135,103,288

Earnings per basic common share	$0.85	$0.71	$1.44	$1.36
Earnings per diluted common share	$0.85	$0.71	$1.44	$1.35
Antidilutive stock options and restricted stock outstanding of 567,520 and 1,003,456 for the three months and six months ended June 30, 2025, respectively, were excluded from the earnings per diluted com mo
n share calculation as compared to 1,025,677 and 1,321,544 for the three months and six months ended June 30, 2024, respectively.
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

5
6

As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. United’s wholly owned and indirect wholly owned statutory trust subsidiaries are VIEs for which United is not the primary beneficiary. Accordingly, its accounts are not included in United’s consolidated financial statements. At June 30, 2025 and December 31, 2024, United’s investment (maximum exposure to loss) in these trusts were
$12,457 and $12,238, respectively.
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

(1)	The 3-month CME Term SOFR rates have a spread adjustment of 0.26161% and the 6-month CME Term SOFR rate has a spread adjustment of
0.42826%.
United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. These partnerships are not consolidated as United is not deemed to be the prima ry
beneficiary. At June 30, 2025 and December 31, 2024, United’s investment (maximum exposure to loss) in these low income housing and community development partnerships were $106,184 and $98,441, respectively, while related unfunded commitments were $84,806 and $89,292 respectively. As of June 30, 2025, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
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

5
7

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
Information about the community banking segment net income for the three and six months ended June 30, 2025 and 2024 is as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2025	2024	2025	2024
Net interest income	$274,537	$225,715	$534,592	$448,204
Provision for credit losses	5,889	5,779	34,992	11,519
Other income	31,460	30,223	61,014	62,435
Other expense
Employee compensation	62,929	58,501	123,795	117,794
Employee benefits	13,434	12,147	26,725	26,818
Net occupancy expense	12,525	11,400	25,126	23,743
OREO expense	236	268	258	427
Net losses (gains) on the sales of OREO properties	16	32	5	(51)
Equipment expense	8,551	7,548	17,133	14,401
Data processing expense	7,952	7,290	16,407	14,753
Mortgage loan servicing expense and impairment	0	1,011	0	2,026
Bankcard processing expense	588	602	1,188	1,218
FDIC insurance expense	4,532	5,058	9,260	11,513
Other segment expense (a)	37,257	30,917	81,696	62,874

Total other expense	148,020	134,774	301,593	275,516

Income before income taxes	152,088	115,385	259,021	223,604
Income taxes	31,367	18,878	53,994	40,283

Segment net income	120,721	96,507	205,027	183,321
Reconciliation of profit or loss
Adjustments and reconciling items	0	0	0	0

Consolidated net income	$120,721	$96,507	$205,027	$183,321

(a)
Other segment expense includes legal, consulting and other professional services expense, franchise and other taxes not on income, expense for reserve on lending-related commitments, ATM expenses, marketing expense, core deposits amortization, and other general operating expenses.

Information about community banking segment total assets as of June 30, 2025 and 2024 is as follows:

	As of June 30, 2025	As of June 30, 2024
Total Assets	$32,783,363	$29,957,418

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THE ONE BIG BEAUTIFUL BILL ACT

On July 4, 2025, President Trump signed into law H.R. 1, The One Big Beautiful Bill Act (“OBBBA”). Since the bill was signed after the close of the quarter, no financial statement impact was reflected in the second quarter or first six months of 2025. The Company is currently evaluating the impact of the OBBBA on the consolidated financial statements but does not expect any impact will be material.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after June 30, 2025, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2025 were unchanged from the policies disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2024 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION

United’s total assets as of June 30, 2025 were $32.78 billion, which was an increase of $2.76 billion or 9.19% from December 31, 2024. The acquisition of Piedmont on January 10, 2025 added $2.30 billion in total assets, including purchase accounting amounts. Portfolio loans increased $2.38 billion or 10.97%, investment securities increased $137.36 million or 4.21%, goodwill increased $130.02 million or 6.88%, other assets increased $55.58 million or 20.61%, bank-owned life insurance policies increased $44.04 million or 8.86%, bank premises and equipment increased $22.67 million or 12.18%, operating lease right-of-use assets increased $9.33 million or 11.41%, interest receivable increased $5.08 million or 4.96%, and cash and cash equivalents increased $22.45 million or less than 1%. Loans held for sale decreased $7.31 million or 16.47%. Total liabilities increased $2.39 billion or 9.54% from year-end 2024. This increase in total liabilities was due mainly to an increase of $2.37 billion or 9.91% in deposits, an increase of $8.14 million or 3.53% in accrued and other liabilities, and an increase of $10.13 million or 11.67% in operating lease right-of-use liabilities, all mainly due to the Piedmont acquisition. Borrowings remained flat from year-end 2024, decreasing $4.69 million or less than 1%. Shareholders’ equity increased $371.32 million or 7.44% from year-end 2024 due primarily to the acquisition of Piedmont.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2025 increased $22.45 million or less than 1% from year-end 2024. Net cash acquired in the Piedmont merger was $77.47 million. In particular, cash and due from banks increased $86.24 million or 35.83%, which was mostly offset by a decrease of $63.83 million or 3.11% in interest-bearing deposits with other banks as United placed less cash in an interest-bearing account with the Federal Reserve. Federal funds sold increased $40 thousand or 3.15%. During the first six months of 2025, net cash of $209.35 million and $86.92 million were provided by operating and financing activities, respectively, while net cash of $273.82 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2025 and 2024.

Securities

Total investment securities at June 30, 2025 increased $137.36 million or 4.21%. Piedmont added $94.43 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $114.35 million or 3.86%. This change in securities available for sale reflects $92.99 million related to the acquisition of Piedmont, $918.06 million in sales, maturities and calls of securities, $873.97 million in purchases, and an increase of $62.72 million in market value. Equity securities were $22.00 million at June 30, 2025, an increase of $938 thousand or 4.45% due mainly to a net increase in fair value. Other investment securities increased $22.07 million or 7.95% from year-end 2024 due to an increase in Federal Reserve Bank stock as a result of the Piedmont acquisition and net purchases of investment tax credits.

The following table summarizes the changes in the available for sale securities since year-end 2024:

(Dollars in thousands)	June 30 2025	December 31 2024	$ Change	% Change
U.S. Treasury securities and obligations of U.S.
Government corporations and agencies	$314,399	$245,842	$68,557	27.89%
State and political subdivisions	510,177	495,073	15,104	3.05%
Mortgage-backed securities	1,680,489	1,471,828	208,661	14.18%
Asset-backed securities	317,992	474,982	(156,990)	(33.05%)
Single issue trust preferred securities	12,053	11,919	134	1.12%
Other corporate securities	238,961	260,075	(21,114)	(8.12%)

Total available for sale securities, at fair value	$3,074,071	$2,959,719	$114,352	3.86%

The following table summarizes the changes in the held to maturity securities since year-end 2024:

(Dollars in thousands)	June 30 2025		December 31 2024		$ Change	% Change
State and political subdivisions	$982	(1)	$982	(1)	$0	0.00%
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,002		$1,002		$0	0.00%

(1)	net of allowance for credit losses of $18 thousand.

At June 30, 2025, gross unrealized losses on available for sale securities were $268.66 million. Securities with the most significant gross unrealized losses at June 30, 2025 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and corporate securities.

As of June 30, 2025, United’s available for sale mortgage-backed securities had an amortized cost of $1.84 billion, with an estimated fair value of $1.68 billion. The portfolio consisted primarily of $1.33 billion in agency residential mortgage-backed securities with a fair value of $1.20 billion, $86.79 million in non-agency residential mortgage-backed securities with an estimated fair value of $81.96 million, and $429.28 million in commercial agency mortgage-backed securities with an estimated fair value of $401.53 million.

As of June 30, 2025, United’s available for sale state and political subdivisions securities had an amortized cost of $582.35 million, with an estimated fair value of $510.18 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of June 30, 2025.

As of June 30, 2025, United’s available for sale corporate securities had an amortized cost of $591.21 million, with an estimated fair value of $569.01 million. The portfolio consisted of $13.31 million in single issue trust preferred securities with an estimated fair value of $12.05 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $321.17 million and a fair value of $317.99 million and other corporate securities, with an amortized cost of $256.74 million and a fair value of $238.96 million.

United’s available for sale single issue trust preferred securities had a fair value of $12.05 million as of June 30, 2025. Of the $12.05 million, $7.36 million or 61.05% were investment grade rated and $4.69 million or 38.95% were unrated. The two largest exposures accounted for 100% of the $12.05 million. These included Truist Bank at $7.36 million and Emigrant Bank at $4.69 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.

During the second quarter of 2025, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of June 30, 2025 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of June 30, 2025, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale were $37.05 million at June 30, 2025, a decrease of $7.31 million or 16.47% from year-end 2024. Loan sales in the secondary market exceeded originations during the first six months of 2025. Loan originations for the first six months of 2025 were $192.49 million while loans sales were $199.80 million.

Portfolio Loans

Loans, net of unearned income, increased $2.38 billion or 10.97% from year-end 2024 mainly as a result of the Piedmont acquisition which added $2.02 billion, including purchase accounting amounts, in portfolio loans. Otherwise, portfolio loans and leases, net of unearned income, grew $365.75 million from year-end 2024. Since year-end 2024, commercial, financial and agricultural loans increased $1.82 billion or 15.30% as a result of a $1.52 billion or 17.84% increase in commercial real estate loans and a $295.67 million or 8.82% increase in commercial loans (not secured by real estate). Construction and land development loans increased $232.17 million or 6.62% and residential real estate loans increased $344.83 million or 6.26%, while consumer loans decreased $14.25 million or 1.82% due to a decrease in indirect automobile financing.

The following table summarizes the changes in the major loan classes since year-end 2024:

(Dollars in thousands)	June 30 2025	December 31 2024	$ Change	% Change
Loans held for sale	$37,053	$44,360	$(7,307)	(16.47%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$2,070,418	$1,590,002	$480,416	30.21%
Nonowner-occupied commercial real estate	7,981,186	6,939,641	1,041,545	15.01%
Other commercial loans	3,647,028	3,351,362	295,666	8.82%

Total commercial, financial, and agricultural	$13,698,632	$11,881,005	$1,817,627	15.30%
Residential real estate	5,852,212	5,507,384	344,828	6.26%
Construction & land development	3,741,200	3,509,034	232,166	6.62%
Consumer:
Bankcard	9,498	9,998	(500)	(5.00%)
Other consumer	759,324	773,077	(13,753)	(1.78%)

Total gross loans	$24,060,866	$21,680,498	$2,380,368	10.98%
Less: Unearned income	(10,644)	(7,005)	(3,639)	51.95%

Total Loans, net of unearned income	$24,050,222	$21,673,493	$2,376,729	10.97%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Bank-Owned Life Insurance

The cash surrender value of bank-owned life insurance policies increased $44.04 million, of which $40.80 million was acquired from Piedmont while the remaining increase was due to an increase in the cash surrender value as a result of higher market values of underlying investments.

Other Assets

Other assets increased $55.58 million or 20.61% from year-end 2024. The Piedmont acquisition added $30.60 million in other assets plus an additional $32.76 million in core deposit intangibles. Deferred tax assets increased $5.43 million, due mainly to the deferred taxes recorded on the purchase accounting adjustments in the Piedmont acquisition, and income tax receivable increased $11.14 million or 107.11%. The remainder of the increase in other assets is the result of an increase of $4.52 million in prepaid assets and an increase of $6.00 million in OREO.

Deposits

Deposits represent United’s primary source of funding. Total deposits at June 30, 2025 increased $2.37 billion or 9.91% due mainly to the Piedmont acquisition. Piedmont added $2.11 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $491.85 million or 8.02% ($378.24 million added from Piedmont acquisition) while interest-bearing deposits increased $1.88 billion or 10.56% ($1.73 billion added from Piedmont acquisition) from December 31, 2024. Organically, deposits grew $268.59 million from year-end 2024.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $491.85 million increase in noninterest-bearing deposits was due to a $414.23 million or 9.30% increase in commercial noninterest-bearing deposits, a $66.36 million or 4.68% increase in personal noninterest-bearing deposits, and a $19.73 million or 11.12% increase in public funds noninterest-bearing deposits. Partially offsetting these increases in noninterest-bearing deposits was a $17.19 million decrease in official checks.

Interest-bearing deposits consist of interest-bearing transactions, regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing transaction accounts increased $319.00 million or 5.37% since year-end 2024 as the result of increases of $52.94 million in personal interest-bearing transaction accounts, $167.80 million in commercial interest-bearing transaction accounts, and $98.25 million in public funds interest-bearing transaction accounts. Regular savings accounts increased $31.09 million or 2.49% mainly as a result of a $29.95 million increase in personal savings accounts. Interest-bearing MMDAs increased $518.81 million or 7.35%. In particular, personal MMDAs increased $97.12 million while commercial MMDAs and public funds MMDAs increased $389.10 million and $32.59 million, respectively.

Time deposits under $100,000 increased $169.51 million or 14.46% from year-end 2024. This increase in time deposits under $100,000 was the result of a $110.56 million increase in fixed rate Certificates of Deposits (“CDs”) under $100,000 and a $53.62 million increase in variable rate CDs.

Since year-end 2024, time deposits over $100,000 increased $843.76 million or 35.01% as fixed rate CDs increased $665.21 million, brokered CDs increased $111.28 million, variable rate CDs increased $32.30 million, and CDARS over $100,000 increased $8.20 million.

The table below summarizes the changes by deposit category since year-end 2024:

(Dollars in thousands)	June 30 2025	December 31 2024	$ Change	% Change
Demand deposits	$6,627,265	$6,135,413	$491,852	8.02%
Interest-bearing checking	6,255,920	5,936,925	318,995	5.37%
Regular savings	1,281,387	1,250,295	31,092	2.49%
Money market accounts	7,575,707	7,056,897	518,810	7.35%
Time deposits under $100,000	1,341,969	1,172,462	169,507	14.46%
Time deposits over $100,000 (1)	3,253,626	2,409,867	843,759	35.01%

Total deposits	$26,335,874	$23,961,859	$2,374,015	9.91%

(1)	Includes time deposits of $250,000 or more of $1,557,717 and $1,115,748 at June 30, 2025 and December 31, 2024, respectively.

Borrowings

Total borrowings at June 30, 2025 decreased $4.69 million or less than 1% since year-end 2024. Piedmont added $20.00 million of subordinated debt upon consummation of the acquisition. During the first six months of 2025, short-term borrowings decreased $15.29 million or 8.68% due to a decrease in securities sold under agreements to repurchase. Long-term borrowings increased $10.60 million or 1.96% from year-end 2024 as a result of adding Piedmont’s subordinated debt totaling $20.00 million partially offset by a $10.20 million reduction in long-term FHLB advances.

The table below summarizes the change in the borrowing categories since year-end 2024:

(Dollars in thousands)	June 30 2025	December 31 2024	$ Change	% Change
Federal funds purchased	$0	$0	$0	0.00%
Short-term securities sold under agreements to repurchase	160,798	176,090	(15,292)	(8.68%)
Long-term FHLB advances	250,000	260,199	(10,199)	(3.92%)
Subordinated debt	20,000	0	20,000	100.00%
Issuances of trust preferred capital securities	281,021	280,221	800	0.29%

Total borrowings	$711,819	$716,510	$(4,691)	(0.65%)

For a further discussion of borrowings see Notes 9 and 10 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at June 30, 2025 increased $8.14 million or 3.53% from year-end 2024. Piedmont added $20.88 million. In particular, interest payable increased $5.28 million due to an increase in CDs and accrued loan expenses increased $12.07 million due to an increase in the loan portfolio. Partially offsetting these increases were decreases of $6.03 million in business franchise taxes and $1.59 million in income tax payable, both due to timing differences, and $7.20 million in incentives payable due to payments,.

Shareholders’ Equity

Shareholders’ equity at June 30, 2025 was $5.36 billion, which was an increase of $371.32 million or 7.44% from year-end 2024, mainly as the result of the Piedmont acquisition. The Piedmont transaction added approximately $280.95 million in shareholders’ equity as 7,860,831 shares were issued from United’s authorized but unissued shares for the merger at a cost of $280.95 million.

Retained earnings increased $98.95 million or 5.16% from year-end 2024. Earnings net of dividends for the first six months of 2025 were $98.95 million.

Accumulated other comprehensive income increased $40.18 million or 17.94% from year-end 2024 due mainly to an increase of $47.73 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. The fair value of cash flow hedges, net of deferred income taxes, decreased $7.55 million.

During the first quarter of 2025, United restarted repurchasing its common stock on the open market under a repurchase plan approved by United’s Board of Directors. United repurchased 1,548,827 shares during the first six months at a cost of $52.37 million or an average share price of $33.81.

RESULTS OF OPERATIONS

Overview

The following table sets forth certain consolidated income statement information of United:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 2025	June 2024	March 2025	June 2025	June 2024
Interest income	$421,196	$374,184	$403,647	$824,843	$743,364
Interest expense	146,659	148,469	143,592	290,251	295,160

Net interest income	274,537	225,715	260,055	534,592	448,204
Provision for credit losses	5,889	5,779	29,103	34,992	11,519
Noninterest income	31,460	30,223	29,554	61,014	62,435
Noninterest expense	148,020	134,774	153,573	301,593	275,516

Income before income taxes	152,088	115,385	106,933	259,021	223,604
Income taxes	31,367	18,878	22,627	53,994	40,283

Net income	$120,721	$96,507	$84,306	$205,027	$183,321

Net income for the second quarter and first six months of 2025 was $120.72 million and $205.03 million, respectively, as compared to earnings of $96.51 million and $183.32 million for the second quarter and first six months of 2024. Diluted earnings per share were $0.85 for the second quarter of 2025 and $0.71 for the second quarter of 2024. Diluted earnings per share were $1.44 for the first six months of 2025 as compared to $1.35 for the first six months of 2024. On a linked-quarter basis, net income for the first quarter of 2025 was $84.31 million or $0.59 per diluted share.

As previously mentioned, United completed its acquisition of Piedmont on January 10, 2025. The financial results of Piedmont are included in United’s results from the acquisition date. As a result of the acquisition, the second quarter and first six months of 2025 was impacted for three and nearly six months of increased levels of average balances, income, and expense as compared to the second quarter and first six months of 2024. In addition, United recorded acquisition-related costs for the Piedmont merger of $1.32 million for the second quarter of 2025 and $31.36 million for the first six months of 2025, including a provision for credit losses of $18.73 million for purchased non-PCD loans recorded in the first quarter of 2025, as compared to $1.27 million for both the second quarter and first six months of 2024.

For the second quarter of 2025, United’s annualized return on average assets was 1.49% and return on average shareholders’ equity was 9.05% as compared to 1.32% and 7.99% for the second quarter of 2024. United’s annualized return on average assets was 1.06% and return on average shareholders’ equity was 6.47% for the first quarter of 2025. United’s annualized return on average assets for the first six months of 2025 was 1.28% and return on average shareholders’ equity was 7.78% as compared to 1.25% and 7.62% for the first six months of 2024. For the second quarter and first half of 2025, United’s annualized return on average tangible equity, a non-GAAP measure, was 14.67% and 12.67%, respectively, as compared to 13.12% and 12.55% for the second quarter and first half of 2024, respectively. United’s annualized return on average tangible equity was 10.61% for the first quarter of 2025.

	Three Months Ended			Six Months Ended
	June 30,	June 30,	March 31,	June 30,	June 30,
(Dollars in thousands)	2025	2024	2025	2025	2024
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$120,721	$96,507	$84,306	$205,027	$183,321
(b) Number of Days	91	91	90	181	182
Average Total Shareholders’ Equity (GAAP)	$5,351,140	$4,857,893	$5,283,542	$5,317,203	$4,837,306
Less: Average Total Intangibles	(2,049,504)	(1,900,164)	(2,060,975)	(2,055,208)	(1,900,619)

(c) Average Tangible Equity (non-GAAP)	$3,301,636	$2,957,729	$3,222,567	$3,261,995	$2,936,687
Return on Average Tangible Equity (non-GAAP) [(a) / (b)] x 365 or 366/ (c)	14.67%	13.12%	10.61%	12.67%	12.55%

Net interest income for the second quarter of 2025 increased $48.82 million, or 21.63% from the second quarter of 2024. The increase of $48.82 million in net interest income occurred because total interest income increased $47.01 million while total interest expense decreased $1.81 million from the second quarter of 2024. Net interest income for the first half of 2025 increased $86.39 million or 19.27% from the first half of 2024. The increase of $86.39 million in net interest income occurred because total interest income increased $81.48 million while total interest expense decreased $4.91 million from the first half of 2024. Net interest income for the second quarter of 2025 increased $14.48 million, or 5.57%, from the first quarter of 2025. The increase of $14.48 million in net interest income occurred because total interest income increased $17.55 million while total interest expense increased $3.07 million from the first quarter of 2025.

The provision for credit losses was $5.89 million and $34.99 million for the second quarter and first half of 2025, respectively, while the provision for credit losses was $5.78 million and $11.52 million for the second quarter and first half of 2024. The provision for credit losses was $29.10 million for the first quarter of 2025. The increase in the provision for credit losses for the first half of 2025 was mainly due to the previously mentioned $18.73 million of provision recorded on purchased non-PCD loans from Piedmont.

For the second quarter of 2025, noninterest income increased $1.24 million or 4.09% from the second quarter of 2024 due primarily to increased income from bank-owned life insurance policies due to the impact of higher market values of underlying investments and net proceeds from death benefits. Noninterest income for the first six months of 2025 decreased $1.42 million or 2.28% from the first six months of 2024 due primarily to a decrease in income from mortgage banking activities as a result of lower mortgage loan origination and sale volume. Noninterest income for the second quarter of 2025 increased $1.91 million, or 6.45%, from the first quarter of 2025.

Noninterest expense for the second quarter of 2025 increased $13.25 million or 9.83% from the second quarter of 2024 due mainly to the additional employees and branches from the Piedmont acquisition. For the first six months of 2025, noninterest expense increased $26.08 million or 9.46% from the first six months of 2024 due mainly to $11.36 million of additional merger-related expenses from the Piedmont acquisition in the first six months of 2025 as compared to the first six months of 2024. Noninterest expense for the second quarter of 2025 decreased $5.55 million, or 3.62%, from the first quarter of 2025. The decrease in noninterest expense was due mainly to a $9.99 million decrease in merger-related expenses from the Piedmont acquisition partially offset by an increase of $2.06 million in employee compensation expense due mainly to increased employee incentives, stock-based compensation, and employee commissions driven by higher mortgage production.

Income taxes for the second quarter of 2025 were $31.37 million as compared to $18.88 million for the second quarter of 2024. For the first six months of 2025 and 2024 income tax expense was $53.99 million and $40.28 million, respectively. These increases in income tax expense for the 2025 time periods above were primarily due to higher earnings and effective tax rates. Income tax expense increased $8.74 million from the first quarter of 2025 due mainly to increased earnings partially offset by a lower effective tax rate. For the quarters ended June 30, 2025 and 2024, United’s effective tax rate was 20.62% and 16.36%, respectively. The effective tax rate for the first six months of 2025 and 2024 was 20.85% and 18.02%, respectively. For the quarter ended March 31, 2025, United’s effective tax rate was 21.16%.

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

Net interest income for the second quarter of 2025 was $274.54 million, which was an increase of $48.82 million or 21.63% from the second quarter of 2024. The $48.82 million increase in net interest income occurred because total interest income increased $47.01 million while total interest expense decreased $1.81 million from the second quarter of 2024. Net interest income for the first half of 2025 was $534.59 million, which was an increase of $86.39 million or 19.27% from the first half of 2024. The $86.39 million increase in net interest income occurred because total interest income increased $81.48 million while total interest expense decreased $4.91 million from the first half of 2024. On a linked-quarter basis, net interest income for the second quarter of 2025 increased $14.48 million or 5.57% from the first quarter of 2025. The $14.48 million increase in net interest income occurred because total interest income increased $17.55 million while total interest expense increased $3.07 million from the first quarter of 2025.

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

Tax-equivalent net interest income for the second quarter of 2025 increased $48.75 million, or 21.51%, from the second quarter of 2024. The increase in tax-equivalent net interest income was primarily due to an increase in average earning assets, a lower average rate paid on deposits, a higher yield on average net loans, an increase in acquired loan accretion income, and a decrease in average long-term borrowings. These increases were partially offset by an increase in average interest-bearing deposits. Average earning assets increased $2.94 billion, or 11.29%, from the second quarter of 2024 driven by increases in average net loans of $2.33 billion and average short-term investments of $1.10 billion partially offset by a decrease in average investment securities of $485.28 million. The decrease in average investment securities was driven by sales of available for sale (“AFS”) investment securities during 2024. The cost of average interest-bearing deposits decreased 33 basis points from the second quarter of 2024. The yield on average net loans increased 14 basis points from the second quarter of 2024. Acquired loan accretion income was $11.76 million for the second quarter of 2025 as compared to $2.41 million for the second quarter of 2024. Average long-term borrowings decreased $739.61 million from the second quarter of 2024. Average interest-bearing deposits increased $2.86 billion, or 17.11%, from the second quarter of 2024. The net interest margin of 3.81% for the second quarter of 2025 was an increase of 31 basis points from the net interest margin of 3.50% for the second quarter of 2024.

Tax-equivalent net interest income for the first half of 2025 increased $86.22 million, or 19.16%, from the first half of 2024. The increase in tax-equivalent net interest income was primarily due to an increase in average earning assets, a lower average rate paid on deposits, a decrease in average long-term borrowings, a higher yield on average net loans, and an increase in acquired loan accretion income. These increases were partially offset by an increase in average interest-bearing deposits and a decrease in average investment securities. Average earning assets increased $2.71 billion, or 10.40%, from the first half of 2024 driven by increases in average net loans of $2.14 billion and average short-term investments of $1.17 billion partially offset by a decrease in average investment securities of $597.50 million. Average interest-bearing deposits increased $2.79 billion, or 16.68%, from the first half of 2024. The cost of average interest-bearing deposits decreased 29 basis points from the first half of 2024. Average long-term borrowings decreased $842.63 million from the first half of 2024. The yield on average net loans and loans held for sale increased 10 basis points from the first half of 2024. Acquired loan accretion income was $17.75 million for the first half of 2025 as compared to $4.91 million for the first half of 2024. The net interest margin of 3.75% for the first half of 2025 was an increase of 28 basis points from the net interest margin of 3.47% for the first half of 2024.

On a linked-quarter basis, tax-equivalent net interest income for the second quarter of 2025 also increased $14.49 million, or 5.56%, from the first quarter of 2025. The second quarter of 2025 reflected a full three months of average earning assets and interest-bearing liabilities balances from the Piedmont acquisition. The increase in tax-equivalent net interest income was driven by increases in average loans from the Piedmont acquisition and organic loan growth, a higher yield on average net loans, and an increase in acquired loan accretion income. These increases were partially offset by an increase in average interest-bearing deposits primarily due to the Piedmont acquisition. Average net loans increased $511.10 million, or 2.20%, from the first quarter of 2025. The interest rate spread increased 12 basis points to 2.95% for the second quarter of 2025 driven by an increase in the yield on average net loans and loans held for sale of 13 basis points. Acquired loan accretion income for the second quarter of 2025 increased of $5.77 million from the first quarter of 2025 which contributed to an approximately 8 basis point increase in the interest rate spread and in the net interest margin. Average interest-bearing deposits increased $237.49 million, or 1.23%, from the first quarter of 2025. The net interest margin of 3.81% for the second quarter of 2025 was an increase of 12 basis points from the net interest margin of 3.69% for the first quarter of 2025.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended June 30, 2025, June 30, 2024 and March 31, 2025 and the six months ended June 30, 2025 and June 30, 2024:

	Three Months Ended
	June 30	June 30	March 31
(Dollars in thousands)	2025	2024	2025
Loan accretion	$11,760	$2,406	$5,989
Certificates of deposit	141	67	247
Long-term borrowings	(398)	(330)	(202)

Total	$11,503	$2,143	$6,034

	Six Months Ended
	June 30	June 30
(Dollars in thousands)	2025	2024
Loan accretion	$17,749	$4,912
Certificates of deposit	388	238
Long-term borrowings	(600)	(661)

Tax-equivalent net interest income	$17,537	$4,489

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended June 30, 2025, June 30, 2024 and March 31, 2025 and the six months ended June 30, 2025 and June 30, 2024.

	Three Months Ended
	June 30	June 30	March 31
(Dollars in thousands)	2025	2024	2025
Net interest income, GAAP basis	$274,537	$225,715	$260,055
Tax-equivalent adjustment (1)	791	867	782

Tax-equivalent net interest income	$275,328	$226,582	$260,837

	Six Months Ended
	June 30	June 30
(Dollars in thousands)	2025	2024
Net interest income, GAAP basis	$534,592	$448,204
Tax-equivalent adjustment (1)	1,573	1,739

Tax-equivalent net interest income	$536,165	$449,943

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and six months ended June 30, 2025 and 2024 and the three months ended March 31, 2025. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended June 30, 2025 and 2024, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended June 30, 2025 and 2024. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$2,026,613	$22,633	4.48%	$930,453	$12,787	5.53%
Investment Securities:
Taxable	3,022,963	26,706	3.53%	3,496,310	33,968	3.89%
Tax-exempt	197,180	1,536	3.12%	209,114	1,488	2.85%

Total Securities	3,220,143	28,242	3.51%	3,705,424	35,456	3.83%
Loans, net of unearned income (2)(3)	24,012,929	371,112	6.20%	21,639,898	326,808	6.07%
Allowance for loan losses	(310,398)			(263,050)

Net loans	23,702,531		6.28%	21,376,848		6.14%

Total earning assets	28,949,287	$421,987	5.84%	26,012,725	$375,051	5.79%

Other assets	3,635,081			3,357,439

TOTAL ASSETS	$32,584,368			$29,370,164

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$19,605,123	$139,156	2.85%	$16,740,124	$132,425	3.18%
Short-term borrowings	165,405	1,488	3.61%	206,234	2,206	4.30%
Long-term borrowings	550,795	6,015	4.38%	1,290,405	13,838	4.31%

Total Interest-Bearing Liabilities	20,321,323	146,659	2.89%	18,236,763	148,469	3.27%

Noninterest-bearing deposits	6,597,595			5,976,971
Accrued expenses and other liabilities	314,310			298,537

TOTAL LIABILITIES	27,233,228			24,512,271
SHAREHOLDERS’ EQUITY	5,351,140			4,857,893

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,584,368			$29,370,164

NET INTEREST INCOME		$275,328			$226,582

INTEREST RATE SPREAD			2.95%			2.52%
NET INTEREST MARGIN			3.81%			3.50%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended June 30, 2025 and March 31, 2025, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended June 30, 2025 and March 31, 2025. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended			Three Months Ended
	June 30, 2025			March 31, 2025
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$2,026,613	$22,633	4.48%	$2,131,157	$23,726	4.51%
Investment Securities:
Taxable	3,022,963	26,706	3.53%	3,048,058	26,911	3.53%
Tax-exempt	197,180	1,536	3.12%	197,891	1,486	3.00%

Total Securities	3,220,143	28,242	3.51%	3,245,949	28,397	3.50%
Loans, net of unearned income (2)(3)	24,012,929	371,112	6.20%	23,499,660	352,306	6.07%
Allowance for loan losses	(310,398)			(308,225)

Net loans	23,702,531		6.28%	23,191,435		6.15%

Total earning assets	28,949,287	$421,987	5.84%	28,568,541	$404,429	5.73%

Other assets	3,635,081			3,611,699

TOTAL ASSETS	$32,584,368			$32,180,240

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$19,605,123	$139,156	2.85%	$19,367,638	$136,288	2.85%
Short-term borrowings	165,405	1,488	3.61%	167,080	1,450	3.52%
Long-term borrowings	550,795	6,015	4.38%	554,614	5,854	4.28%

Total Interest-Bearing Liabilities	20,321,323	146,659	2.89%	20,089,332	143,592	2.90%

Noninterest-bearing deposits	6,597,595			6,471,287
Accrued expenses and other liabilities	314,310			336,079

TOTAL LIABILITIES	27,233,228			26,896,698
SHAREHOLDERS’ EQUITY	5,351,140			5,283,542

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,584,368			$32,180,240

NET INTEREST INCOME		$275,328			$260,837

INTEREST RATE SPREAD			2.95%			2.83%
NET INTEREST MARGIN			3.81%			3.69%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the six-month periods ended June 30, 2025 and 2024, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the six-month period ended June 30, 2025 and 2024. Interest income on all loans and investment securities was subject to state income taxes.

	Six Months Ended			Six Months Ended
	June 30, 2025			June 30, 2024
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$2,078,596	$46,359	4.50%	$906,555	$25,090	5.57%
Investment Securities:
Taxable	3,035,442	53,617	3.53%	3,619,733	68,690	3.80%
Tax-exempt	197,533	3,021	3.06%	210,745	2,962	2.81%

Total Securities	3,232,975	56,638	3.50%	3,830,478	71,652	3.74%
Loans, net of unearned income (2)(3)	23,757,712	723,419	6.13%	21,574,254	648,361	6.04%
Allowance for loan losses	(309,318)			(261,196)

Net loans	23,448,394		6.21%	21,313,058		6.11%

Total earning assets	28,759,965	$826,416	5.79%	26,050,091	$745,103	5.74%

Other assets	3,622,789			3,350,473

TOTAL ASSETS	$32,382,754			$29,400,564

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$19,487,037	$275,444	2.85%	$16,701,944	$260,802	3.14%
Short-term borrowings	166,238	2,938	3.56%	204,902	4,288	4.21%
Long-term borrowings	552,694	11,869	4.33%	1,395,321	30,070	4.33%

Total Interest-Bearing Liabilities	20,205,969	290,251	2.90%	18,302,167	295,160	3.24%

Non-interest bearing deposits	6,534,790			5,959,418
Accrued expenses and other liabilities	324,792			301,673

TOTAL LIABILITIES	27,065,551			24,563,258
SHAREHOLDERS’ EQUITY	5,317,203			4,837,306

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,382,754			$29,400,564

NET INTEREST INCOME		$536,165			$449,943

INTEREST RATE SPREAD			2.89%			2.50%
NET INTEREST MARGIN			3.75%			3.47%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

Provision for Credit Losses

The provision for credit losses was $5.89 million and $34.99 million for the second quarter and first half of 2025, respectively, as compared to a provision for credit losses of $5.78 million and $11.52 million for the second quarter and first half of 2024, respectively. On a linked-quarter basis, the provision for credit losses for the first quarter of 2025 was $29.10 million. The provision for credit losses for the first quarter and first half of 2025 included provision expense of $18.73 million recorded for purchased non-PCD loans from Piedmont. United’s provision for credit losses relates to its portfolio of loans and leases, available-for-sale securities and held-to-maturity securities are discussed in more detail in the following paragraphs.

For the quarter ended June 30, 2025, the provision for loan and lease losses was $5.89 million as compared to a provision for loan and lease losses of $5.78 million for the quarter ended June 30, 2024. The provision for loan and lease losses for the first six months of 2025 was $34.99 million as compared to a provision for loan and lease losses of $11.52 million for the first six months of 2024. The higher amount of provision expense for the first half of 2025 compared to the first half of 2024 was mainly due to the previously mentioned provision expense of $18.73 million recorded for purchased non-PCD loans from Piedmont. Net charge-offs for the first six months of 2025 were $16.39 million as compared to net charge-offs of $3.33 million for the first six months of 2024. The higher amount of net charge-offs for 2025 as compared to 2024 was primarily due to increased charge-offs within the commercial real estate nonowner-occupied and other commercial portfolios. On a linked-quarter basis, the provision for loan and lease losses was $5.89 million for the second quarter of 2025 which was a $23.21 million decrease from the provision for loan and lease losses of $29.10 million for the first quarter of 2025. This decrease was due mainly to the previously mentioned provision expense of $18.73 million recorded in the first quarter of 2025 for purchased non-PCD loans from Piedmont. Net charge-offs were $8.04 million for the first quarter of 2025.

Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the second quarter and first half of 2025 was 0.14% for both time periods as compared to annualized net charge-offs of 0.02% and 0.03% for the second quarter and first half of 2024, respectively. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the first quarter of 2025 were 0.14%.

The following table shows a summary of United’s nonperforming assets including nonperforming loans and other real estate owned (“OREO”) at June 30, 2025 and December 31, 2024:

	June 30	December 31
(In thousands)	2025	2024
Nonaccrual loans	$64,014	$56,460
Loans past due 90 days or more	4,253	16,940

Total nonperforming loans	$68,267	$73,400
Other real estate owned	6,331	327

Total nonperforming assets	$74,598	$73,727

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At June 30, 2025, the allowance for credit losses was $343.78 million as compared to $306.75 million at December 31, 2024.

At June 30, 2025, the allowance for loan and lease losses was $307.96 million as compared to $271.84 million at December 31, 2024. The increase in the allowance for loan and lease losses was primarily driven by the allowance for loan and lease losses recorded as a result of the Piedmont acquisition. The allowance for loan and lease losses at June 30, 2025 saw the largest increases in the reserves for the commercial real estate nonowner-occupied, residential real estate and real estate construction and development loans segments from year-end 2024 due to increased outstanding loan balances from the Piedmont acquisition, increased allocations for individually evaluated loans that do not share similar portfolio characteristics and increased adjustments resulting from the reasonable and supportable forecast. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.28% at June 30, 2025 and 1.25% at December 31, 2024. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 451.11% and 370.36% at June 30, 2025 and December 31, 2024, respectively. The increase in this ratio was due mainly to an increase in the allowance for loan losses as well as a slight decline in nonperforming loans.

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

The second quarter of 2025 qualitative adjustments include analyses of the following:

• Current conditions – United considered the impact of government efficiency efforts, potential tariffs and geopolitical events when making determinations related to factor adjustments for the external environment. United also considered the impact of changes in economic and business conditions; collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; and concentrations of credit.

• Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•

The forecast for real GDP adjusted downward in the second quarter, from a projection of 1.70% for 2025 as of mid-March 2025 to 1.40% for 2025 as of mid-June with a projection of 1.60% for 2026. The unemployment rate forecast shifted slightly in the second quarter from a projection of 4.40% for 2025 as of mid-March 2025 to 4.50% for 2025 as of mid-June with a projection of 4.50% for 2026.

•	Greater risk of loss in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

United’s review of the allowance for loan and lease losses at June 30, 2025 produced increased reserves in each of the four loan categories as compared to December 31, 2024. The allowance related to the commercial, financial & agricultural loan pool, consisting of the owner and non-owner occupied commercial real estate and other commercial loan segments, increased $21.91 million due to the first quarter acquisition of Piedmont and increased outstanding balances as well as increased allocations for individually evaluated loans that do not share similar portfolio characteristics. The residential real estate segment reserve increased $5.44 million due to increased outstanding balances with the acquisition of Piedmont and the annual evaluation of delay periods utilized in the historical loss rate calculation. The real estate construction and development loan segment reserve increased $7.14 million due to increased outstanding balances with the acquisition of Piedmont. The consumer loan segment reserve increased $1.62 million primarily due to an increase in the quarterly maximum loss experience utilized within the reasonable and supportable forecast adjustment.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $17.61 million at June 30, 2025 and $11.21 million at December 31, 2024. In comparison to year-end, this element of the allowance increased $6.40 million due to loans individually evaluated from the acquisition of Piedmont requiring allocations as well as a large United-originated office relationship with elevated collection concerns due to the impact of government efficiency efforts which resulted in the termination of leases.

Management believes that the allowance for credit losses of $343.78 million at June 30, 2025 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in United’s footprint. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the second quarter of 2025 and 2024 was immaterial. The allowance for credit losses related to held to maturity securities was $18 thousand as of June 30, 2025 as well as December 31, 2024. There was no provision for credit losses recorded on available for sale investment securities for the first half of 2025 and 2024 and no allowance for credit losses on available for sale investment securities as of June 30, 2025 and December 31, 2024.

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

Noninterest income for the second quarter of 2025 was $31.46 million, an increase of $1.24 million or 4.09% from the second quarter of 2024. Noninterest income for the first half of 2025 was $61.01 million, a decrease of $1.42 million or 2.28% from the first half of 2024.

Income from mortgage banking activities totaled $2.60 million and $5.08 million for the second quarter and first half of 2025 compared to $3.90 million and $9.20 million for the second quarter and first half of 2024. The decreases for 2025 as compared to 2024 were mainly due to lower mortgage loan origination and sale volume. For the three months ended June 30, 2025 and 2024, mortgage loan sales were $108.18 million and $163.27 million, respectively. For the six months ended June 30, 2025 and 2024, mortgage loan sales were $199.80 million and $352.01 million, respectively. Mortgage loans originated for sale were $116.59 million and $192.49 million for the second quarter and first half of 2025, respectively, as compared to $185.32 million and $362.23 million for the second quarter and first half of 2024, respectively.

Mortgage loan servicing income for the second quarter and first half of 2025 decreased $783 thousand and $1.57 million from the second quarter and first half of 2024, respectively. Both were 100% decreases in 2025 from the same time periods in 2024 due to the sale of United’s remaining mortgage servicing portfolio in the second half of 2024.

Income from bank-owned life insurance for the second quarter and first half of 2025 increased $1.07 million or 41.94% and $2.02 million or 40.69%, respectively, from the second quarter and first half of 2024. These increases were primarily due to death proceeds of $612 thousand and $1.07 million in the second quarter and first half of 2025, respectively, as well as income from the bank-owned life insurance policies added from the Piedmont acquisition and an increase in the cash surrender values primarily due to the impact of higher market values of underlying investments.

Bankcard fees and merchant discounts for the second quarter and first half of 2025 increased $747 thousand or 55.13% and $625 thousand or 19.36%, respectively, from the second quarter and first half of 2024 due primarily to an increase in volume.

Net gains on investment securities were $425 thousand for the second quarter of 2025 as compared to net losses on investment securities of $218 thousand for the second quarter of 2024. For the first six months of 2025, net gains on investment securities were $946 thousand as compared to net losses on investment securities of $317 thousand for the first six months of 2024. The net gains in the second quarter and first half of 2025 were due to a change in the fair value of equity securities. The net losses the second quarter and first half of 2024 were due to sales of AFS investment securities and a decline in the fair value of equity securities partially offset by the exchange of VISA shares.

On a linked-quarter basis, noninterest income for the second quarter of 2025 increased $1.91 million or 6.45% from the first quarter of 2025 driven by an increase in other noninterest income of $1.48 million.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense for the second quarter of 2025 was $148.02 million, which was an increase of $13.25 million or 9.83% from the second quarter of 2024. For the first half of 2025, noninterest expense was $301.59 million, which was an increase of $26.08 million or 9.46% from the first half of 2024. Generally, these increases in the 2025 time periods related primarily to the expenses associated with the additional employees and branch offices from the Piedmont acquisition. In addition, merger-related expenses from the Piedmont acquisition increased $11.36 million for the first half of 2025 from the first half of 2024.

Employee compensation for the second quarter and first half of 2025 increased $4.43 million or 7.57% and $6.00 million or 5.09%, respectively, from the second quarter and first half of 2024. The increases in employee compensation were due primarily to the additional employees from the Piedmont acquisition as well as higher employee incentives. In addition, $310 thousand and $1.46 million in merger-related expenses were recognized in the second quarter and first half of 2025.

Employee benefits expense for the second quarter of 2025 increased $1.29 million or 10.60% from the second quarter of 2024. This increase was primarily due to increased health insurance costs due to a higher amount of claims and the additional employees from the Piedmont acquisition partially offset by a decline in expenses for postretirement benefits.

Net occupancy for the second quarter and first half of 2025 increased $1.13 million or 9.87% and $1.38 million or 5.82% from the second quarter and first half of 2024. These increases were due mainly to increased building maintenance, depreciation and utilities costs.

Equipment expense for the second quarter and first half of 2025 increased $1.00 million or 13.29% and $2.73 million or 18.97%, respectively, from the second quarter and first half of 2024. These increases were due to higher equipment maintenance expense.

Data processing expense for the second quarter and first half of 2025 increased $662 thousand or 9.08% and $1.65 million or 11.21% from the second quarter and first half of 2024, respectively, due to increased processing from the Piedmont acquisition.

Mortgage servicing and impairment expense for the second quarter and first half of 2025 decreased $1.01 million and $2.03 million, respectively, from the second quarter and first half of 2024. Both were 100.00% decreases due to the sale of the remaining loans serviced by United in 2024.

FDIC expense for the first half of 2025 decreased $2.25 million or 19.57% from the first half of 2024. FDIC insurance expense for the first half of 2024 included $2.1 million in expense for the FDIC’s special assessment resulting from the FDIC’s revised loss estimates to the Deposit Insurance Fund.

Other expense for the second quarter of 2025 increased $6.34 million or 20.51% from the second quarter of 2024. Within other expense, consulting expense increased $1.63 million, the expense for the reserve for unfunded commitments increased $1.43 million, and advertising expense increased $786 thousand. In addition, the amortization of core deposit intangibles increased $1.43 million due mainly to the Piedmont acquisition. Other expense for the first half of 2025 increased $18.82 million or 29.94% from the first half of 2024. Within other expense, merger-related expenses increased $5.69 million and the expense for the reserve for unfunded commitments increased $4.88 million, which includes $4.06 million for the expense related to the reserve for the acquired unfunded loan commitments from Piedmont. In addition, consulting fees increased $4.36 million and advertising expense increased $1.30 million. The amortization of core deposit intangibles increased $2.86 million due mainly to the Piedmont acquisition.

On a linked-quarter basis, noninterest expense for the second quarter of 2025 decreased $5.55 million or 3.62% from the first quarter of 2025. This decrease of $5.55 million in noninterest expense was driven by a $7.18 million decrease in other noninterest expense, which included a $748 thousand net benefit in the expense for the reserve for unfunded loan commitments for the second quarter of 2025 as compared to $1.66 million of expense for the reserve for unfunded loan commitments for the first quarter of 2025, which included $4.06 million of merger expense related to the Piedmont acquisition. These decreases in noninterest expense were partially offset by an increase in employee compensation of $2.06 million. Other noninterest expense for the second quarter of 2025 included $961 thousand of merger-related expenses while the first quarter of 2025 included $6.00 million of merger-related expenses. The net benefit in the expense for the reserve for unfunded loan commitments for the second quarter of 2025 was primarily due to a decrease in the outstanding balance of loan commitments at period-end as compared to the first quarter of 2025. Employee compensation for the second quarter of 2025 increased from the first quarter of 2025 primarily due to higher employee incentives, stock-based compensation, and employee commissions driven by higher mortgage production. This increase in employee compensation was partially offset by lower merger-related employee compensation expenses of $310 thousand for the second quarter of 2025 as compared to $1.17 million for the first quarter of 2025.

Income Taxes

For the second quarter of 2025, income tax expense was $31.37 million as compared to $18.88 million in the second quarter of 2024. For the first half of 2025, income tax expense was $53.99 million as compared to $40.28 million in the first half of 2024. These increases were due primarily to higher earnings as well as higher effective tax rates in 2025 resulting from the impact of discrete tax benefits recognized in the second quarter of 2024. On a linked-quarter basis, income tax expense increased $8.74 million from the first quarter of 2025 due to higher earnings partially offset by a lower effective tax rate. United’s effective tax rate was 20.62% for the second quarter of 2025, 16.36% for the second quarter of 2024 and 21.16% for the first quarter of 2025. For the first half of 2025 and 2024, United’s effective tax rate was 20.85% and 18.02%, respectively.

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

During the first half of 2025, United decreased its interest-bearing deposit balance at the FRB by $71.88 million to $1.90 billion. The change in the balance at the FRB was mostly the result of a $2.37 billion increase in total deposits and $44.09 million of net sales, maturities, and paydowns in the available for sale debt securities portfolio partially offset by declines of $15.29 million and $10.20 million, respectively, in securities sold under agreements to repurchase and FHLB advances.

For the six months ended June 30, 2025, cash of $209.35 million was provided by operating activities due mainly to net income of $205.03 million. Net cash of $273.82 million was used in investing activities which was primarily due to $365.75 million of portfolio loan growth partially offset by net cash received of $77.48 million in the Piedmont acquisition. During the first six months of 2025, net cash of $86.92 million was provided by financing activities due primarily to growth in deposits of $268.59 million partially offset by cash dividends paid of $103.80 million and cash used of $52.90 million to repurchase shares of United common stock. The net effect of the cash flow activities was an increase in cash and cash equivalents of $22.45 million for the first half of 2025.

At June 30, 2025, United had an unused borrowing amount at the FHLB of approximately $9.03 billion subject to delivery of collateral after certain trigger points and $4.44 billion without the delivery of additional collateral. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $280 million, all of which was available at June 30, 2025. At June 30, 2025, United’s borrowing capacity for the FRB Discount Window was $4.98 billion. United did not have any borrowings from the FRB’s Discount Window during the first half of 2025.

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.83% at June 30, 2025 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.42%, 13.42% and 11.33%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $5.36 billion at June 30, 2025, which was an increase of $371.32 million or 7.44% from December 31, 2024. This increase is primarily due to increases of $20.34 million and $265.10 million to common stock and surplus, respectively, related to the Piedmont acquisition and $98.95 million in retained earnings (net income less dividends declared). During the first half of 2025, United repurchased 1,548,827 shares of its common stock at an average price of $33.81 per share.

United’s equity to assets ratio was 16.36% at June 30, 2025 as compared to 16.63% at December 31, 2024. The primary capital ratio, capital and reserves to total assets and reserves, was 17.23% at June 30, 2025 as compared to 17.47% at December 31, 2024. United’s average equity to average asset ratio was 16.42% for the second quarter of 2025 as compared to 16.54% the second quarter of 2024. United’s average equity to average asset ratio was 16.42% for the first half of 2025 as compared to 16.45% for the first half of 2024. All of these financial measurements reflect a financially sound position.

During the second quarter of 2025, United’s Board of Directors declared a cash dividend of $0.37 per share. Cash dividends were $0.74 per common share for the first six months of 2025. Total cash dividends declared were $52.75 million for the second quarter of 2025 and $106.08 million for the first six months of 2025 as compared to $50.20 million for the second quarter of 2024 and $100.42 million for the first six months of 2025, respectively.

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

The following table shows United’s estimated earnings sensitivity profile as of June 30, 2025 and December 31, 2024:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	June 30, 2025	December 31, 2024
+200	3.43%	2.82%
+100	2.13%	1.75%
-100	(0.36%)	0.26%
-200	(0.61%)	0.40%

At June 30, 2025, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.13% over one year as compared to an increase by 1.75% at December 31, 2024. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.43% over one year as of June 30, 2025, as compared to an increase of 2.82% as of December 31, 2024. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.36% over one year as of June 30, 2025 as compared to an increase of 0.26% over one year as of December 31, 2024. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.61% over one year as of June 30, 2025 as compared to an increase of 0.40% over one year as of December 31, 2024.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 4.16% in year two as of June 30, 2025. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 7.21% in year two as of June 30, 2025. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.76% in year two as of June 30, 2025. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 6.06% in year two as of June 30, 2025.

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

At June 30, 2025, United’s mortgage related securities portfolio had an amortized cost of $1.8 billion, of which approximately $925.2 million or 50% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay and accretion directed (“VADMs”) bonds having an average life of approximately 4.8 years and a weighted average yield of 3.12%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 6.5 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 15.3%, or less than the price decline of a 7-year treasury note. By comparison, the price decline of a 30-year 5.5% current coupon mortgage backed security (“MBS”) in rates higher by 300 basis points would be approximately 19.2%.

United had approximately $341.7 million in fixed rate Commercial mortgage backed Securities (“CMBS”) with a projected yield of 1.93% and a projected average life of 4.6 years on June 30, 2025. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8.6 years.

United had approximately $21.5 million in 15-year mortgage backed securities with a projected yield of 3.99% and a projected average life of 4 years as of June 30, 2025. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (“WALA”) of 5.5 years and a weighted average maturity (“WAM”) of 9.8 years.

United had approximately $310.1 million in 20-year mortgage backed securities with a projected yield of 2.14% and a projected average life of 6 years on June 30, 2025. This portfolio consisted of seasoned 20-year mortgage paper with a weighted average loan age (“WALA”) of 4.3 years and a weighted average maturity (“WAM”) of 15.4 years.

United had approximately $223.6 million in 30-year mortgage backed securities with a projected yield of 3.93% and a projected average life of 7.9 years on June 30, 2025. This portfolio consisted of seasoned 30-year mortgage paper with a weighted average loan age (“WALA”) of 5.6 years and a weighted average maturity (“WAM”) of 22.8 years.

The remaining 1% of the mortgage related securities portfolio on June 30, 2025, included floating rate CMO, CMBS and mortgage backed securities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2025, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2025 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There have been no changes in United’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2025, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the quarter ended June 30, 2025 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2025:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
4/01 – 4/30/2025	831,422	$32.64	831,422	2,972,412
5/01 – 5/31/2025	6	$32.86	0	2,972,412
6/01 – 6/30/2025	150,000	$36.14	150,000	2,822,412

Total	981,428	$33.17	981,422

(1)
Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended June 30, 2025, no shares were exchanged by participants in United’s long-term incentive plans.

(2)
Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended June 30, 2025, the following shares were purchased for the deferred compensation plan: May 2025 – 6 shares at an average price of $32.86.

(3)
In May of 2022, United’s Board of Directors approved a repurchase plan to repurchase up to 4,750,000 shares of United’s common stock on the open market (the “2022 Plan”). The timing, price and quantity of purchases under the plan is at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances. For the quarter ended June 30, 2025, United repurchased 831,422 shares in April, 2025 and 150,000 shares in June, 2025 under the 2022 Plan.

Item 3. DEFAULTS UPON SENIOR SECURITIES
None.
Item 4. MINE SAFETY DISCLOSURES
None.
Item 5. OTHER INFORMATION

(a)	None .

(b)	No changes were made to the procedures by which security holders may recommend nominees to United’s Board of Directors.

(c)
United’s directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of United’s shares that are intended to satisfy the affirmative defense conditions of Rule

10b5-1(c)

or may represent a

non-Rule

10b5-1

trading arrangement under the Securities Exchange Act of 1934, as amended. During the quarter ended June 30, 2025, none of our directors or executive officers adopted, modified or terminated any “Rule

10b5-1

trading arrangement” or any

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

UNITED BANKSHARES, INC.
(Registrant)

Date: August 8, 2025	/s/ Richard M. Adams, Jr.
	Name:	Richard M. Adams, Jr.
	Title:	Chief Executive Officer

Date: August 8, 2025	/s/ W. Mark Tatterson
	Name:	W. Mark Tatterson
	Title:	Chief Financial Officer

88