Form 10-Q
period 2025-09-30
UNITED BANKSHARES INC/WV
filed 2025-11-07
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
 31, 2025
, the registrant had
140,416,592
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The September 30, 2025 and December 31, 2024, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2025 and 2024, the related consolidated statement of changes in shareholders’ equity for the three and nine months ended September 30, 2025 and 2024, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2025 and 2024, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	September 30	December 31
	2025	2024
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$267,506	$240,655
Interest-bearing deposits with other banks	2,249,868	2,050,321
Federal funds sold	1,345	1,268

Total cash and cash equivalents	2,518,719	2,292,244
Securities available for sale at estimated fair value (amortized cost-$3,248,173 at September 30, 2025 and $3,282,690 at December 31, 2024, allowance for credit losses of $0 at September 30, 2025 and December 31, 2024)	3,023,976	2,959,719
Securities held to maturity, net of allowance for credit losses of $17 at September 30, 2025 and $18 at December 31, 2024 (estimated fair value-$1,020 at September 30, 2025 and December 31, 2024)	1,003	1,002
Equity securities at estimated fair value	34,694	21,058
Other investment securities	299,851	277,517
Loans held for sale measured using fair value option	24,226	44,360
Loans and leases	24,531,155	21,680,498
Less: Unearned income	(11,449)	(7,005)

Loans and leases, net of unearned income	24,519,706	21,673,493
Less: Allowance for loan and lease losses	(300,050)	(271,844)

Net loans and leases	24,219,656	21,401,649
Bank premises and equipment	207,671	186,131
Operating lease right-of-use assets	89,967	81,742
Goodwill	2,018,864	1,888,889
Bank-owned life insurance (“BOLI”)	544,979	497,181
Accrued interest receivable	112,077	102,412
Other assets	311,498	269,641

TOTAL ASSETS	$33,407,181	$30,023,545

Liabilities
Deposits:
Noninterest-bearing	$6,587,911	$6,135,413
Interest-bearing	20,295,609	17,826,446

Total deposits	26,883,520	23,961,859
Borrowings:
Securities sold under agreements to repurchase	169,013	176,090
Federal Home Loan Bank (“FHLB”) borrowings	250,000	260,199
Other long-term borrowings	281,418	280,221
Reserve for lending-related commitments	32,639	34,911
Operating lease liabilities	95,901	86,771
Accrued expenses and other liabilities	248,975	230,271

TOTAL LIABILITIES	27,961,466	25,030,322
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-150,832,358 and 142,694,816 at September 30, 2025 and December 31, 2024, respectively, including 9,662,100 and 7,348,188 shares in treasury at September 30, 2025 and December 31, 2024, respectively	377,081	356,737
Surplus	3,464,927	3,196,154
Retained earnings	2,094,957	1,917,726
Accumulated other comprehensive loss	(157,815)	(223,903)
Treasury stock, at cost	(333,435)	(253,491)

TOTAL SHAREHOLDERS’ EQUITY	5,445,715	4,993,223

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,407,181	$30,023,545

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Interest income
Interest and fees on loans	$378,193	$331,531	$1,100,673	$978,775
Interest on federal funds sold and other short-term investments	24,053	19,241	70,412	44,331
Interest and dividends on securities:
Taxable	27,509	30,797	81,126	99,487
Tax-exempt	1,202	1,154	3,589	3,494

Total interest income	430,957	382,723	1,255,800	1,126,087
Interest expense
Interest on deposits	143,445	143,313	418,889	404,115
Interest on short-term borrowings	1,420	2,048	4,358	6,336
Interest on long-term borrowings	5,977	7,106	17,846	37,176

Total interest expense	150,842	152,467	441,093	447,627

Net interest income	280,115	230,256	814,707	678,460
Provision for credit losses	12,095	6,943	47,087	18,462

Net interest income after provision for credit losses	268,020	223,313	767,620	659,998
Other income
Fees from trust services	4,970	4,904	14,683	14,294
Fees from brokerage services	6,264	5,073	16,771	15,299
Fees from deposit services	10,145	9,413	29,116	27,710
Bankcard fees and merchant discounts	1,858	1,775	5,711	5,003
Other service charges, commissions, and fees	1,183	890	3,418	2,617
Income from bank-owned life insurance	3,460	3,032	10,448	7,999
Income from mortgage banking activities	2,495	4,544	7,577	13,743
Mortgage loan servicing income	0	7,385	0	8,957
Net investment securities gains (losses)	10,442	(6,715)	11,388	(7,032)
Other income	2,387	1,641	5,106	5,787

Total other income	43,204	31,942	104,218	94,377
Other expense
Employee compensation	64,092	58,481	187,887	176,275
Employee benefits	14,641	13,084	41,366	39,902
Net occupancy expense	12,488	11,271	37,614	35,014
Other real estate owned (“OREO”) expense	201	104	459	531
Net (gains) losses on the sales of OREO properties	0	(34)	5	(85)
Equipment expense	8,540	7,811	25,673	22,212
Data processing expense	8,135	7,456	24,542	22,209
Mortgage loan servicing expense and impairment	0	403	0	2,429
Bankcard processing expense	576	661	1,764	1,879
FDIC insurance expense	4,345	4,338	13,605	15,851
Other expense	33,723	31,764	115,419	94,638

Total other expense	146,741	135,339	448,334	410,855

Income before income taxes	164,483	119,916	423,504	343,520
Income taxes	33,735	24,649	87,729	64,932

Net income	$130,748	$95,267	$335,775	$278,588

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Earnings per common share:
Basic	$0.92	$0.70	$2.36	$2.06

Diluted	$0.92	$0.70	$2.36	$2.06

Average outstanding shares:
Basic	141,547,684	135,158,476	141,901,752	134,912,625
Diluted	141,960,608	135,504,911	142,209,810	135,143,028
See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Net income	$130,748	$95,267	$335,775	$278,588
Other comprehensive income on available-for-sale (“AFS”) securities, net of tax	27,438	71,280	75,166	71,054
Other comprehensive loss on cash flow hedge, net of tax	(1,565)	(9,407)	(9,118)	(11,577)
Other comprehensive income on defined benefit pension plan, net of tax	40	444	40	1,292

Comprehensive income, net of tax	$156,661	$157,584	$401,863	$339,357

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Nine Months Ended September 30, 2025
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2025	142,694,816	$356,737	$3,196,154	$1,917,726	$(223,903)	$(253,491)	$4,993,223
Comprehensive income:
Net income	0	0	0	84,306	0	0	84,306
Other comprehensive income, net of tax	0	0	0	0	28,895	0	28,895

Total comprehensive income, net of tax							113,201
Acquisition of Piedmont Bancorp, Inc. (7,860,831 shares)	7,860,831	19,652	261,294	0	0	0	280,946
Stock based compensation expense	0	0	2,875	0	0	0	2,875
Stock grant forfeiture (8,543 shares)	0	0	313	0	0	(313)	0
Purchase of treasury stock (582,324 shares)	0	0	0	0	0	(20,348)	(20,348)
Cash dividends ($0.37 per share)	0	0	0	(53,336)	0	0	(53,336)
Net issuance of common stock under stock-based compensation plans (274,556 shares)	274,556	687	(2,799)	0	0	0	(2,112)

Balance at March 31, 2025	150,830,203	377,076	3,457,837	1,948,696	(195,008)	(274,152)	5,314,449
Comprehensive income:
Net income	0	0	0	120,721	0	0	120,721
Other comprehensive income, net of tax	0	0	0	0	11,280	0	11,280

Total comprehensive income, net of tax							132,001
Stock based compensation expense	0	0	3,384	0	0	0	3,384
Stock grant forfeiture (846 shares)	0	0	30	0	0	(30)	0
Purchase of treasury stock (981,428 shares)	0	0	0	0	0	(32,555)	(32,555)
Cash dividends ($0.37 per share)	0	0	0	(52,746)	0	0	(52,746)
Net issuance of common stock under stock-based compensation plans (578 shares)	578	1	7	0	0	0	8

Balance at June 30, 2025	150,830,781	377,077	3,461,258	2,016,671	(183,728)	(306,737)	5,364,541
Comprehensive income:
Net income	0	0	0	130,748	0	0	130,748
Other comprehensive income, net of tax	0	0	0	0	25,913	0	25,913

Total comprehensive income, net of tax							156,661
Stock based compensation expense	0	0	3,442	0	0	0	3,442
Stock grant forfeiture (5,311 shares)	0	0	194	0	0	(194)	0
Purchase of treasury stock (735,460 shares)	0					(26,504)	(26,504)
Cash dividends ($0.37 per share)	0	0	0	(52,462)	0	0	(52,462)
Net issuance of common stock under stock-based compensation plans (1,577 shares)	1,577	4	33	0	0	0	37

Balance at September 30, 2025	150,832,358	$377,081	$3,464,927	$2,094,957	$(157,815)	$(333,435)	$5,445,715

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Nine Months Ended September 30, 2024
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	Income (Loss)	Stock	Equity
Balance at January 1, 2024	142,257,646	$355,644	$3,181,764	$1,745,619	$(259,681)	$(252,106)	$4,771,240
Comprehensive income:
Net income	0	0	0	86,814	0	0	86,814
Other comprehensive loss, net of tax	0	0	0	0	(1,311)	0	(1,311)

Total comprehensive income, net of tax							85,503
Stock based compensation expense	0	0	3,266	0	0	0	3,266
Stock grant forfeiture (5,215 shares)	0	0	190	0	0	(190)	0
Purchase of treasury stock (29,896 shares)	0	0	0	0	0	(1,030)	(1,030)
Cash dividends ($0.37 per share)	0	0	0	(50,213)	0	0	(50,213)
Net issuance of common stock under stock-based compensation plans (278,723 shares)	278,723	697	(2,022)	0	0	0	(1,325)

Balance at March 31, 2024	142,536,369	356,341	3,183,198	1,782,220	(260,992)	(253,326)	4,807,441
Comprehensive income:
Net income	0	0	0	96,507	0	0	96,507
Other comprehensive loss, net of tax	0	0	0	0	(237)	0	(237)

Total comprehensive income, net of tax							96,270
Stock based compensation expense	0	0	3,004	0	0	0	3,004
Purchase of treasury stock (65 shares)	0	0	0	0	0	(1)	(1)
Cash dividends ($0.37 per share)	0	0	0	(50,204)	0	0	(50,204)
Stock grant forfeiture (2,053 shares)	0	0	76	0	0	(76)	0
Net issuance of common stock under stock-based compensation plans (5,147 shares)	5,147	13	110	0	0	0	123

Balance at June 30, 2024	142,541,516	356,354	3,186,388	1,828,523	(261,229)	(253,403)	4,856,633
Comprehensive income:
Net income	0	0	0	95,267	0	0	95,267
Other comprehensive gain, net of tax	0	0	0	0	62,317	0	62,317

Total comprehensive income, net of tax							157,584
Stock based compensation expense	0	0	3,118	0	0	0	3,118
Purchase of treasury stock (226 shares)	0	0	0	0	0	(9)	(9)
Cash dividends ($0.37 per share)	0	0	0	(50,213)	0	0	(50,213)
Stock grant forfeiture (357 shares)	0	0	14	0	0	(14)	0
Net issuance of common stock under stock-based compensation plans (25,649 shares)	25,649	64	643	0	0	0	707

Balance at September 30, 2024	142,567,165	$356,418	$3,190,163	$1,873,577	$(198,912)	$(253,426)	$4,967,820

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Nine Months Ended
	September 30
	2025	2024
NET CASH PROVIDED BY OPERATING ACTIVITIES	$359,987	$309,174
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	427	286,340
Proceeds from maturities and calls of securities available for sale	1,581,586	1,755,364
Purchases of securities available for sale	(1,449,057)	(1,414,809)
Proceeds from sales of equity securities	713	7,832
Purchases of equity securities	(645)	(1,060)
Proceeds from sales and redemptions of other investment securities	14,829	159,199
Purchases of other investment securities	(47,178)	(131,461)
Purchases of bank premises and equipment	(12,285)	(9,330)
Proceeds from sales of bank premises and equipment	1,443	97
Proceeds from redemption of bank-owned life insurance policies	4,249	1,229
Proceeds from sale of mortgage servicing rights	0	12,489
Acquisition of Piedmont Bancorp, Inc., net of cash paid	77,476	0
Proceeds from the sales of OREO properties	185	2,328
Net change in loans and leases	(848,334)	(262,647)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(676,591)	405,571

FINANCING ACTIVITIES
Cash dividends paid	(156,521)	(150,536)
Acquisition of treasury stock	(79,407)	(1,040)
Proceeds from exercise of stock options	365	1,533
Repayment of long-term Federal Home Loan Bank borrowings	(10,000)	(1,500,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	0	250,000
Redemption of subordinated debt	(20,575)	0
Changes in:
Deposits	816,294	1,009,313
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(7,077)	(14,126)

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	543,079	(404,856)

Increase in cash and cash equivalents	226,475	309,889
Cash and cash equivalents at beginning of year	2,292,244	1,598,943

Cash and cash equivalents at end of period	$2,518,719	$1,908,832

Supplemental information
Noncash investing activities:
Transfers of other investment securities to equity securities	$2,316	$0
Transfers of loans to OREO	6,827	119
Right-of-use assets obtained in the exchange for lease liabilities	15,433	7,865
Acquisition of Piedmont Bancorp, Inc.:
Assets acquired, net of cash	2,225,854	0
Liabilities assumed	2,152,359	0
Goodwill	129,975	0
Issuance of common stock as consideration for acquisition	280,946	0
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
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2025 and 2024 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2024 has been extracted from the audited financial statements included in United’s 2024 Annual Report to Shareholders. The Notes to Consolidated Financial Statements appearing in United’s 2024 Annual Report on Form
10-K,
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
Operating and Reporting Segments
As of September 30, 2025, United’s business activities are confined to one operating segment, United Bank, and one reportable segment, community banking. As a community banking entity, United, through United Bank, offers a full range of products and services through various delivery channels. Included among the banking products and services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, credit card, commercial, and floor plan loans; and the making of construction and real estate loans as well as the origination and sale of residential mortgages in the secondary market. Also offered are trust and brokerage services, safe deposit boxes, and wire transfers. United’s chief operating decision maker regularly reviews the operating results of United Bank in order to assess performance and make decisions about resource allocation.
New Accounting Standards
In September 2025, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”)
2025-06, “Goodwill
and
Other—Internal-Use
Software (Subtopic
350-40):
Targeted Improvements to the Accounting for
Internal-Use
Software.” ASU
2025-06
modernizes the accounting for
internal-use
software (the existing
internal-use
software guidance does not contemplate more current methods of software development). The amendments in ASU
2025-06
are limited and focused on the key challenge that entities face in applying FASB ASC
350-40—applying
that guidance to software that is developed using an incremental and iterative method. The amendments in ASU
2025-06
apply to all entities subject to the
internal-use
software guidance in FASB ASC
350-40.
The amendments also apply to all entities that account for website development costs in accordance with FASB ASC
350-50,
Intangibles— Goodwill and Other—Website Development Costs. ASU
2025-06
is effective for all business entities for annual periods beginning after December 15, 2027, with early adoption permitted. The adoption of
ASU 2025-06
is not expected to have a material impact on the Company’s financial condition or results of operations.

In July 2025, the FASB released ASU
2025-05, “Measurement
of Credit Losses for Accounts Receivable and Contract Assets.” ASU
2025-05
amends ASC Subtopic
326-20
to provide a practical expedient for all entities and an accounting policy election for all entities, other than public business entities, that elect the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606. ASU
2025-05
addresses concerns from stakeholders that estimating expected credit losses can be costly and complex for such transactions. ASU
2025-05
is effective for all business entities for annual periods beginning after December 15, 2025, with early adoption permitted. The adoption of
ASU 2025-05
is not expected to have a material impact on the Company’s financial condition or results of operations.
In May 2025, The FASB has released ASU
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
In January 2025, the FASB issued ASU
2025-01,
“Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic
220-40).”
ASU
2025-01
revised the effective date of ASU
2024-03
to clarify that all public business entities are required to adopt the guidance in annual reporting periods beginning after December 15, 2026, and interim periods within annual reporting periods beginning after December 15, 2027. Entities within the ASU’s scope are permitted to early adopt. The adoption of
ASU 2025-01
is not expected to have a material impact on the Company’s financial condition or results of operations but could change certain disclosures in United’s SEC filings.
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
and
gas-producing
activities or other types of depletion expenses. Certain other expenses and gains or losses that must be disclosed under existing U.S. GAAP, and that are recorded in a relevant expense caption, must be presented in the same tabular disclosure. ASU
2024-03
does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnote to the financial statements. ASU
2024-03
is effective for public business entities for annual periods beginning after December 15, 2026. Entities are permitted to early adopt the standard and apply retrospectively for annual financial statements that have not yet been issued or made available for issuance. The adoption of
ASU 2024-03
is not expected to have a material impact on the Company’s financial condition or results of operations but could change certain disclosures in United’s SEC filings.

In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2023-09,
“Improvements to Income Tax Disclosures.” ASU
2023-09
enhances annual income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU
2023-09
also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU
2023-09
is effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. The adoption of
ASU 2023-09
is not expected to have a material impact on the Company’s financial condition or results of operations but could change certain disclosures in United’s SEC filings.
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
is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted. The adoption of
ASU 2023-07
did not have a material impact on the Company’s financial condition or results of operations but changed certain disclosures in United’s SEC filings starting with the 2024 Annual Report on Form
10-K.
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

Immediately following the Merger, The Piedmont Bank, a wholly-owned subsidiary of Piedmont, merged with and into United Bank, a wholly-owned subsidiary of United (the “Bank Merger”) pursuant to an Agreement and Plan of Merger dated May 9, 2024 (the “Bank Plan of Merger”). United Bank survived the Bank Merger and continues to exist as a Virginia banking corporation. The former Piedmont offices operate under the DBA United Bankshares.
The Piedmont Merger was accounted for under the acquisition method of accounting. The results of operations of Piedmont are included in the consolidated results of operations from the Acquisition Date. At the Acquisition Date, Piedmont had $2,356,883 in total assets, $2,079,933 in loans and leases, net of unearned income and $2,105,402 in deposits. For the first nine months of 2025, United recorded acquisition-related costs for the Piedmont merger of $31,407, including a provision for credit losses of $18,726 for purchased non-credit
deteriorated
(“non-PCD”)
loans.
The aggregate purchase price was $280,967, including common stock valued at $280,946 and cash paid for fractional shares of $21. The number of shares issued in the transaction was 7,860,831, which were valued based on the closing market price of $35.74 for United’s common shares on January 10, 2025. The purchase price has been allocated to the identifiable tangible and intangible assets resulting in preliminary additions to goodwill, and core deposit intangibles of $129,975 and $32,764, respectively. The goodwill recognized results from the expected synergies and potential earnings from the combination of United and Piedmont. None of the goodwill from the Piedmont acquisition is expected to be deductible for tax purposes. The core deposit intangible is expected to be amortized on an accelerated basis over ten years.
United used an independent third party to help determine the fair values of the assets and liabilities acquired from Piedmont. As a result of the merger, United recorded preliminary fair value discounts of $64,065 on the loans and leases acquired, $24,977 on available-for-sale
investment securities acquired, and $3,492 on land acquired, respectively, and premiums of $1,469 on buildings acquired and $408 on interest-bearing time deposits, respectively. United also recorded an allowance for loan and lease losses of $36,244 on the loans acquired split between $17,518 for purchased credit deteriorated (“PCD”) loans which is part of the acquisition date fair value, and $18,726 for non-PCD
loans recorded to the provision for credit losses. In addition, United also recorded a reserve for lending-related commitments of $4,058 on the loan commitments acquired with an offset within other expense. The discounts and premium amounts, except for discount on the land acquired, are being accreted or amortized on an accelerated or straight-line basis, based on the type of asset or liability, over each asset’s or liability’s estimated remaining life at the time of acquisition. At September 30, 2025, the premiums on the buildings and interest-bearing time deposits each had an average estimated remaining life of 30.75 years and 1.25 years, respectively.
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
United considered a variety of factors in evaluating the acquired loans and leases for a more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, nonperforming status, current or previous troubled debt restructurings or bankruptcies, watch list credits and other qualitative factors that indicated a deterioration in credit quality since origination. For PCD loans and leases, an initial allowance is determined based on the same methodology as other portfolio loans and leases. This initial allowance for loan and lease losses is allocated to individual PCD loans and leases and added to the acquisition date fair values to establish the initial amortized cost basis for the PCD loans and leases. The difference between the unpaid principal balance (“UPB”), or par value, of PCD loans and leases and the amortized cost basis is considered to relate to noncredit factors and resulted in a discount of $20,906 at Acquisition Date. This discount will be recognized through interest income on a level-yield method over the life of the loans which is estimated at September 30, 2025 to be a weighted-average of 5.75 years. For non-PCD
acquired loans and leases, the differences between the initial fair value and the UPB, or par value, are recognized as interest income on a level-yield basis over the lives of the related loans and leases which at September 30, 2025 is estimated to be a weighted-average of 5.05 years. The total fair value mark on the non-PCD
loans at the Acquisition Date was $43,159. At the Acquisition Date, an initial allowance for expected loan and lease losses of $18,726 was recorded with a corresponding charge to the provision for credit losses in the Consolidated Statements of Income. Subsequent changes in the allowance for credit losses related to PCD and non-PCD
loans and leases are recognized in the provision for credit losses.

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

The consideration paid for Piedmont’s common equity and the preliminary amounts of acquired identifiable assets and liabilities assumed as of the Piedmont Acquisition Date were as follows:

Purchase price:
Value of common shares issued (7,860,831 shares)	$280,946
Cash for fractional shares	21

Total purchase price	280,967

Identifiable assets:
Cash and cash equivalents	77,497
Investment securities	94,426
Net loans and leases	1,998,350
Premises and equipment	23,816
Operating lease right-of-use assets	5,124
BOLI	40,801
Core deposit intangible	32,764
Other assets	30,573

Total identifiable assets	$2,303,351

Identifiable liabilities:
Deposits	$2,105,810
Long-term borrowings	20,000
Operating lease liabilities	5,744
Other liabilities	20,805

Total identifiable liabilities	2,152,359

Preliminary fair value of net assets acquired including identifiable intangible assets	150,992

Preliminary resulting goodwill	$129,975

The fair value of the acquired assets and liabilities noted in the table above is preliminary pending review of the final valuation information for those assets and liabilities. During the preliminary period (“Measurement Period”), which may last up to twelve months subsequent to the Acquisition Date, the Company will continue to review information relating to events and circumstances existing as of the Acquisition Date that could impact the preliminary fair value estimates of the acquired assets and liabilities. In the table of acquired net assets above, the amount of net assets acquired reflect Measurement Period adjustments made since the Acquisition Date that resulted in a net increase in net assets acquired of $4,740 and therefore, a corresponding decrease in resulting goodwill from the acquisition. The increase in net assts acquired was primarily driven by an increase of $5,910 in deferred taxes on fair value adjustments partially offset by an increase of $1,040 in accrued liabilities based on factors that were determined to be in existence as of the Acquisition Date.
The operating results of United include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s Georgia geographic area, which comprises the acquired operations of Piedmont provided $110,911 in total revenues (net interest income plus other income), and $74,172 in net income, excluding non-allocated
items, since the Acquisition Date. These amounts are included in United’s consolidated financial statements as of September 30, 2025 and for the first nine months of 2025. Piedmont’s results of operations prior to the Acquisition Date are not included in United’s consolidated results of operations.

The following table presents certain unaudited pro forma information for the results of operations for the nine months ended September 30, 2025 and 2024, as if the Piedmont merger had occurred on January 1, 2025 and 2024, respectively. These results combine the historical results of Piedmont into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Piedmont’s provision for credit losses for 2025 and 2024 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2025 and 2024. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Nine Months Ended September 30
	2025	2024
Total Revenues (1)	$922,389	$860,539
Net Income	324,021	311,769

(1)	Represents net interest income plus other income
3. INVESTMENT
SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	September 30, 2025
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$294,442	$24	$1,758	$0	$292,708
State and political subdivisions	577,706	224	61,159	0	516,771
Residential mortgage-backed securities
Agency	1,337,725	4,859	122,369	0	1,220,215
Non-agency	73,258	231	4,357	0	69,132
Commercial mortgage-backed securities
Agency	422,037	4,863	28,426	0	398,474
Asset-backed securities	279,702	113	2,587	0	277,228
Single issue trust preferred securities	13,311	0	688	0	12,623
Other corporate securities	249,992	0	13,167	0	236,825

Total	$3,248,173	$10,314	$234,511	$0	$3,023,976

	December 31, 2024
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$248,867	$59	$3,084	$0	$245,842
State and political subdivisions	574,580	8	79,515	0	495,073
Residential mortgage-backed securities
Agency	1,226,400	433	167,114	0	1,059,719
Non-agency	88,392	262	6,531	0	82,123
Commercial mortgage-backed securities
Agency	372,646	38	42,698	0	329,986
Asset-backed securities	476,863	166	2,047	0	474,982
Single issue trust preferred securities	13,296	0	1,377	0	11,919
Other corporate securities	281,646	0	21,571	0	260,075

Total	$3,282,690	$966	$323,937	$0	$2,959,719

For the adoption of ASC Topic 326, “Financial Instruments—Credit Losses,” United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $13,821 and $14,776 at September 30, 2025 and December 31, 2024, respectively, that is recorded in “Accrued interest receivable.”
The following is a
summary
of securities available for sale which were in an unrealized loss position at September 30, 2025 and December 31, 2024.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2025
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$881	$6	$41,592	$1,752	$42,473	$1,758
State and political subdivisions	4,057	64	489,794	61,095	493,851	61,159
Residential mortgage-backed securities
Agency	57,909	57	819,243	122,312	877,152	122,369
Non-agency	0	0	21,095	4,357	21,095	4,357
Commercial mortgage-backed securities
Agency	7,028	8	294,792	28,418	301,820	28,426
Asset-backed securities	50,632	54	144,475	2,533	195,107	2,587
Single issue trust preferred securities	0	0	12,623	688	12,623	688
Other corporate securities	0	0	230,079	13,167	230,079	13,167

Total	$120,507	$189	$2,053,693	$234,322	$2,174,200	$234,511

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2024
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,476	$3	$42,886	$3,081	$44,362	$3,084
State and political subdivisions	3,314	22	479,681	79,493	482,995	79,515
Residential mortgage-backed securities
Agency	128,655	1,660	856,448	165,454	985,103	167,114
Non-agency	0	0	59,668	6,531	59,668	6,531
Commercial mortgage-backed securities
Agency	0	0	319,506	42,698	319,506	42,698
Asset-backed securities	83,188	50	215,886	1,997	299,074	2,047
Single issue trust preferred securities	0	0	11,919	1,377	11,919	1,377
Other corporate securities	2,476	24	252,634	21,547	255,110	21,571

Total	$219,109	$1,759	$2,238,628	$322,178	$2,457,737	$323,937

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Proceeds from sales, calls and maturities	$663,951	$829,939	$1,582,013	$2,041,704
Gross realized gains	0	0	0	0
Gross realized losses	0	(6,879)	0	(13,941)
At September 30, 2025, gross unrealized losses on available for sale securities were $234,511 on 887 securities of a total portfolio of 1,065 available for sale securities. Securities with the most significant gross unrealized losses at September 30, 2025 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at September 30, 2025 was the result of higher interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $577,706 at September 30, 2025. As of September 30, 2025, approximately 46% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of September 30, 2025. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at September 30, 2025.

Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $145,199 on mortgage-backed
securities at September 30, 2025. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,759,762 at September 30, 2025. Of the $1,759,762 amount, $422,037 was related to agency commercial mortgage-backed securities and $1,337,725 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at September 30, 2025.
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $73,258 at September 30, 2025. Of the $73,258, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at September 30, 2025.
Asset-backed securities
As of September 30, 2025, United’s asset-backed securities portfolio had a total amortized cost balance of $279,702. 100% of the portfolio was investment grade rated as of September 30, 2025. Approximately 53% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 47% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of September 30, 2025, it was determined that none of the asset-backed securities had credit losses.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of September 30, 2025 consisted of $7,486 in investment grade bonds and $5,825 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the third quarter of 2025, it was determined that none of the single issue trust preferred securities had credit losses.
Other corporate securities
As of September 30, 2025, United’s other corporate securities portfolio had a total amortized cost balance of $249,992. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $249,992, 95% had at least one rating above investment grade, 2% were below investment grade rated, and 3% were unrated. For other corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities had credit losses at September 30, 2025.

The amortized cost and estimated fair value of securities available for sale at September 30, 2025 and December 31, 2024 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2025		December 31, 2024
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$333,833	$333,071	$262,093	$261,458
Due after one year through five years	473,041	445,307	405,617	375,276
Due after five years through ten years	662,950	612,958	863,601	779,069
Due after ten years	1,778,349	1,632,640	1,751,379	1,543,916

Total	$3,248,173	$3,023,976	$3,282,690	$2,959,719

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions, mutual funds of Community Reinvestment Act (“CRA”) qualified investments and equity securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $34,694 at September 30, 2025 and $21,058 at December 31, 2024.

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Net gains (losses) recognized during the period on equity securities sold	$0	$(46)	$0	$4,602
Unrealized gains recognized during the period on equity securities still held at period end	10,442	210	11,421	2,432
Unrealized losses recognized during the period on equity securities still held at period end	0	0	(33)	(125)

Net gains recognized during the period	$10,442	$164	$11,388	$6,909

Other investment securities
During the third quarter of 2025, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the third quarter of 2025 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the third quarter. There were no other events or changes in circumstances during the third quarter which would have an adverse effect on the recorded fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,003,904 and $2,038,864 at September 30, 2025 and December 31, 2024, respectively.

4. LOANS AND LEASES
Major classes of loans and leases are as follows:

	September 30, 2025	December 31, 2024
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$2,115,386	$1,590,002
Nonowner-occupied commercial real estate	8,391,901	6,939,641
Other commercial	3,579,455	3,351,362

Total commercial, financial & agricultural	14,086,742	11,881,005
Residential real estate	6,010,274	5,507,384
Construction & land development	3,651,199	3,509,034
Consumer:
Bankcard	9,298	9,998
Other consumer	773,642	773,077
Less: Unearned income	(11,449)	(7,005)

Total gross loans	$24,519,706	$21,673,493

The table above does not include loans held for sale of $24,226 and $44,360 at September 30, 2025 and December 31, 2024, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $32,710 and $22,702 at September 30, 2025 and December 31, 2024, respectively.
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
The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases
As of September 30, 2025
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$3,261	$2,857	$6,118	$2,109,268	$2,115,386	$80
Nonowner-occupied	16,443	78,248	94,691	8,297,210	8,391,901	219
Other commercial	4,926	12,545	17,471	3,561,984	3,579,455	195
Residential real estate	21,125	19,669	40,794	5,969,480	6,010,274	5,236
Construction & land development	16,391	1,419	17,810	3,633,389	3,651,199	34
Consumer:
Bankcard	33	21	54	9,244	9,298	21
Other consumer	13,436	2,108	15,544	758,098	773,642	846

Total	$75,615	$116,867	$192,482	$24,338,673	$24,531,155	$6,631

Age Analysis of Past Due Loans and Leases
As of December 31, 2024
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$3,767	$1,284	$5,051	$1,584,951	$1,590,002	$0
Nonowner-occupied	11,931	23,379	35,310	6,904,331	6,939,641	0
Other commercial	5,594	19,019	24,613	3,326,749	3,351,362	431
Residential real estate	33,783	20,946	54,729	5,452,655	5,507,384	12,429
Construction & land development	390	4,265	4,655	3,504,379	3,509,034	1,677
Consumer:
Bankcard	63	61	124	9,874	9,998	61
Other consumer	28,414	4,446	32,860	740,217	773,077	2,342

Total	$83,942	$73,400	$157,342	$21,523,156	$21,680,498	$16,940

The following table sets forth United’s
nonaccrual
loans and leases, segregated by class of loans and leases:

	At September 30, 2025		At December 31, 2024
	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance for Credit Losses
Commercial Real Estate:
Owner-occupied	$2,777	$2,777	$1,284	$1,284
Nonowner-occupied	78,029	78,029	23,379	8,475
Other Commercial	12,350	9,187	18,588	584
Residential Real Estate	14,433	11,793	8,517	5,562
Construction	1,385	1,385	2,588	2,589
Consumer:
Bankcard	0	0	0	0
Other consumer	1,262	1,262	2,104	2,104

Total	$110,236	$104,433	$56,460	$20,598

Interest income recognized on nonaccrual loans was insignificant during the three and nine months ended September 30, 2025 and 2024.
In some cases, United will modify a loan to a borrower experiencing financial difficulty by providing multiple types of concessions such as a term extension, principal forgiveness, an interest rate reduction or a combination thereof. The following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified during the three and nine months ended September 30, 2025 and 2024, respectively, by class of financing receivable and by type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also represented below.

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended September 30, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Interest Rate Reduction & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$0	$0	$0	$0	0.00%
Nonowner-occupied	0	0	0	0	0.00%
Other commercial	0	0	0	0	0.00%
Residential real estate	78	0	0	0	0.00%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$78	$0	$0	$0	0.00%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended September 30, 2024
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$452	$0	$0	$0	0.03%
Nonowner-occupied	64	0	0	0	0.00%
Other commercial	0	0	0	0	0.00%
Residential real estate	192	0	0	0	0.00%
Construction & land development	55	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$763	$0	$0	$0	0.00%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Nine Months ended September 30, 2025
	Term Extension	Interest Rate Reduction	Payment Delay	Interest Rate Reduction & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$8,402	$0	$0	$3,466	0.56%
Nonowner-occupied	5,686	4,616	5,341	0	0.19%
Other commercial	1,477	0	0	0	0.04%
Residential real estate	78	0	0	0	0.00%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$15,643	$4,616	$5,341	$3,466	0.12%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Nine Months ended September 30, 2024
	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$452	$0	$0	$0	0.03%
Nonowner-occupied	5,774	0	0	0	0.08%
Other commercial	0	0	2,800	0	0.00%
Residential real estate	192	0	0	168	0.00%
Construction & land development	55	0	0	674	0.02%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$6,473	$0	$2,800	$842	0.05%

As of September 30, 2025 and December 31, 2024, there were commitments to lend additional funds of $106 and $1,199, respectively, to debtors owing loan receivables whose terms have been modified.
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
United closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance in the 12 months after a modification made to borrowers experiencing financial difficulty presented by class of financing receivable:

	Payment Status (Amortized Cost Basis)
	As of September 30, 2025			As of September 30, 2024
	Current	30-89 Days Past Due	90+ Days Past Due	Current	30-89 Days Past Due	90+ Days Past Due
Commercial real estate:
Owner-occupied	$11,868	$0	$0	$452	$0	$0
Nonowner-occupied	11,291	4,399	0	32,481	4,399	0
Other commercial	1,477	0	0	2,931	0	0
Residential real estate	243	0	0	360	0	0
Construction & land development	43	0	0	55	674	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$24,922	$4,399	$0	$36,279	$5,073	$0

The following table presents the financial effect of loan and lease modifications to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2025 and 2024.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2025			September 30, 2024
	Weighted- Average Interest Rate Reduction	Weighted Average Payment Delay (in years)	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.00%	0	0	0.00%	0
Nonowner-occupied	0.00%	0	0	0.00%	4.0
Other Commercial	0.00%	0	0	0.00%	0
Residential Real Estate	0.00%	0	0.3	0.00%	4.8
Construction & land development	0.00%	0	0	0.00%	4.5
Consumer:
Bankcard	0.00%	0	0	0.00%	0
Other consumer	0.00%	0	0	0.00%	0

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2025			September 30, 2024
	Weighted- Average Interest Rate Reduction	Weighted Average Payment Delay (in years)	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.50%	2.4	0.5	0.00%	0
Nonowner-occupied	0.50%	2.0	0.4	0.00%	0
Other Commercial	0.00%	0	0.1	1.00%	0
Residential Real Estate	0.00%	0	0.3	0.00%	4.9
Construction & land development	0.00%	0	0	0.00%	1.5
Consumer:
Bankcard	0.00%	0	0	0.00%	0
Other consumer	0.00%	0	0	0.00%	0
No loan or lease modifications completed within the last 12 months to borrowers experiencing financial difficulty had a payment default during the three and nine months ended September 30, 2025 and 2024.
United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of September 30, 2025 and December 31, 2024:

	Collateral Dependent Loans and Leases
	At September 30, 2025
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$0	$0	$4,183	$19,656	$23,839
Nonowner-occupied	9,746	0	0	102,821	40,122	152,689
Other commercial	0	9,695	0	5,515	3,900	19,110
Residential real estate	6,256	0	0	0	7	6,263
Construction & land development	294	0	6,336	0	646	7,276
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$16,296	$9,695	$6,336	$112,519	$64,331	$209,177

	Collateral Dependent Loans and Leases
	At December 31, 2024
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$5	$0	$0	$3,119	$6,465	$9,589
Nonowner-occupied	7,037	0	0	23,975	2,367	33,379
Other commercial	0	15,816	0	5,041	528	21,385
Residential real estate	7,348	0	0	0	11	7,359
Construction & land development	0	0	2,492	0	873	3,365
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$14,390	$15,816	$2,492	$32,135	$10,244	$75,077

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
For United’s loans with a corporate credit exposure, United analyzes loans individually to classify the loans as to credit risk. Review and analysis of criticized (special mention-rated loans in the amount of $1,000 or greater) and classified (substandard-rated and worse in the amount of $500 and greater) loans is completed once per quarter. Review of notes with committed exposure of $3,000 or greater is completed at least annually. For loans with a consumer credit exposure, United internally assigns a grade based upon an individual loan’s delinquency status. United reviews and updates, as necessary, these grades on a quarterly basis
.
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
Commercial Real Estate – Owner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$227,973	$388,888	$203,057	$319,518	$289,213	$595,843	$45,492	$0	$2,069,984
Special Mention	0	0	0	0	0	4,938	2,795	0	7,733
Substandard	0	246	4,031	3,426	0	21,050	8,591	118	37,462
Doubtful	0	0	0	0	0	207	0	0	207

Total	$227,973	$389,134	$207,088	$322,944	$289,213	$622,038	$56,878	$118	$2,115,386

Current-period charge-offs	0	0	0	0	0	(228)	0	0	(228)
Current-period recoveries	0	0	0	11	0	144	0	0	155

Current-period net recoveries (charge-offs)	$0	$0	$0	$11	$0	$(84)	$0	$0	$(73)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$236,547	$132,095	$243,103	$225,152	$205,461	$467,417	$29,900	$0	$1,539,675
Special Mention	0	0	0	0	0	15,199	8,545	0	23,744
Substandard	247	0	3,493	0	307	21,744	445	121	26,357
Doubtful	0	0	0	0	0	226	0	0	226

Total	$236,794	$132,095	$246,596	$225,152	$205,768	$504,586	$38,890	$121	$1,590,002

Current-period charge-offs	0	0	0	0	0	(116)	0	0	(116)
Current-period recoveries	0	0	15	0	0	1,168	0	0	1,183

Current-period net recoveries	$0	$0	$15	$0	$0	$1,052	$0	$0	$1,067

Commercial Real Estate – Nonowner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$1,266,475	$933,509	$789,441	$1,966,731	$1,183,616	$1,602,747	$139,173	$55	$7,881,747
Special Mention	1,898	0	11,944	50,574	114,216	120,290	0	0	298,922
Substandard	0	0	5,115	51,984	5,360	125,973	22,800	0	211,232
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,268,373	$933,509	$806,500	$2,069,289	$1,303,192	$1,849,010	$161,973	$55	$8,391,901

Current-period charge-offs	0	0	0	0	0	(27,192)	0	0	(27,192)
Current-period recoveries	0	0	0	0	0	159	0	0	159

Current-period net charge-offs	$0	$0	$0	$0	$0	$(27,033)	$0	$0	$(27,033)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$741,996	$485,437	$1,623,423	$1,294,232	$639,143	$1,584,833	$160,243	$78	$6,529,385
Special Mention	0	0	8,465	82,240	29,940	210,912	0	0	331,557
Substandard	0	0	4,085	4,020	143	48,633	21,818	0	78,699
Doubtful	0	0	0	0	0	0	0	0	0

Total	$741,996	$485,437	$1,635,973	$1,380,492	$669,226	$1,844,378	$182,061	$78	$6,939,641

Current-period charge-offs	0	0	0	0	(751)	(1,830)	0	0	(2,581)
Current-period recoveries	0	0	0	0	0	200	0	0	200

Current-period net charge-offs	$0	$0	$0	$0	$(751)	$(1,630)	$0	$0	$(2,381)

Other commercial

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of September 30, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$383,380	$395,224	$485,805	$274,843	$341,789	$584,986	$1,051,142	$0	$3,517,169
Special Mention	26	69	125	1,207	164	9,680	1,920	0	13,191
Substandard	273	2,406	2,993	12,122	7,178	18,655	5,468	0	49,095
Doubtful	0	0	0	0	0	0	0	0	0

Total	$383,679	$397,699	$488,923	$288,172	$349,131	$613,321	$1,058,530	$0	$3,579,455

Current-period charge-offs	0	(48)	(141)	(229)	(1,625)	(2,420)	(835)	0	(5,298)
Current-period recoveries	0	0	2	19	2	1,267	61	0	1,351

Current-period net charge-offs	$0	$(48)	$(139)	$(210)	$(1,623)	$(1,153)	$(774)	$0	$(3,947)

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$403,641	$505,947	$378,072	$394,412	$164,671	$519,488	$912,293	$0	$3,278,524
Special Mention	81	36	1,129	339	251	18,941	4,652	0	25,429
Substandard	206	419	18,927	7,029	835	11,262	8,706	0	47,384
Doubtful	0	0	0	0	0	25	0	0	25

Total	$403,928	$506,402	$398,128	$401,780	$165,757	$549,716	$925,651	$0	$3,351,362

Current-period charge-offs	0	(464)	(252)	(156)	(148)	(1,352)	(1,217)	0	(3,589)
Current-period recoveries	10	67	9	45	0	1,512	7	0	1,650

Current-period net recoveries (charge- offs)	$10	$(397)	$(243)	$(111)	$(148)	$160	$(1,210)	$0	$(1,939)

Residential Real Estate

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$488,249	$447,737	$828,951	$1,655,229	$815,286	$1,216,394	$517,331	$246	$5,969,423
Special Mention	0	691	105	14,500	0	4,294	672	0	20,262
Substandard	0	200	109	164	7,862	12,044	210	0	20,589
Doubtful	0	0	0	0	0	0	0	0	0

Total	$488,249	$448,628	$829,165	$1,669,893	$823,148	$1,232,732	$518,213	$246	$6,010,274

Current-period charge-offs	0	(63)	(199)	(53)	(6)	(167)	(13)	0	(501)
Current-period recoveries	0	0	0	0	2	318	1	0	321

Current-period net (charge-offs) recoveries	$0	$(63)	$(199)	$(53)	$(4)	$151	$(12)	$0	$(180)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$407,430	$820,059	$1,617,541	$827,395	$396,094	$971,226	$447,363	$2,467	$5,489,575
Special Mention	382	107	0	0	0	2,466	1,326	0	4,281
Substandard	0	0	0	508	0	12,430	507	83	13,528
Doubtful	0	0	0	0	0	0	0	0	0

Total	$407,812	$820,166	$1,617,541	$827,903	$396,094	$986,122	$449,196	$2,550	$5,507,384

Current-period charge-offs	0	(7)	(2)	0	0	(359)	(113)	0	(481)
Current-period recoveries	0	0	0	5	0	489	1	0	495

Current-period net (charge-offs) recoveries	$0	$(7)	$(2)	$5	$0	$130	$(112)	$0	$14

Construction and Land Development

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$773,037	$1,006,627	$831,585	$490,724	$171,005	$32,911	$291,376	$0	$3,597,265
Special Mention	0	2,827	12,927	15,719	15,000	141	0	0	46,614
Substandard	0	5,469	294	34	0	1,523	0	0	7,320
Doubtful	0	0	0	0	0	0	0	0	0

Total	$773,037	$1,014,923	$844,806	$506,477	$186,005	$34,575	$291,376	$0	$3,651,199

Current-period charge-offs	0	0	(9)	0	(103)	(164)	0	0	(276)
Current-period recoveries	0	0	0	0	0	215	0	0	215

Current-period net recoveries	$0	$0	$(9)	$0	$(103)	$51	$0	$0	$(61)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$628,186	$837,662	$1,253,480	$426,662	$18,559	$18,542	$302,302	$0	$3,485,393
Special Mention	0	0	1,455	18,356	57	153	0	0	20,021
Substandard	0	0	0	200	1,607	1,813	0	0	3,620
Doubtful	0	0	0	0	0	0	0	0	0

Total	$628,186	$837,662	$1,254,935	$445,218	$20,223	$20,508	$302,302	$0	$3,509,034

Current-period charge-offs	0	0	0	0	0	(29)	0	0	(29)
Current-period recoveries	0	0	0	0	0	319	0	0	319

Current-period net recoveries	$0	$0	$0	$0	$0	$290	$0	$0	$290

Bankcard

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,244	$0	$9,244
Special Mention	0	0	0	0	0	0	33	0	33
Substandard	0	0	0	0	0	0	21	0	21
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,298	$0	$9,298

Current-period charge-offs	0	0	0	0	0	0	(271)	0	(271)
Current -period recoveries	0	0	0	0	0	0	41	0	41

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(230)	$0	$(230)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,874	$0	$9,874
Special Mention	0	0	0	0	0	0	63	0	63
Substandard	0	0	0	0	0	0	61	0	61
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,998	$0	$9,998

Current-period charge-offs	0	0	0	0	0	0	(431)	0	(431)
Current-period recoveries	0	0	0	0	0	0	19	0	19

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(412)	$0	$(412)

Other Consumer

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$277,685	$103,367	$90,474	$184,914	$71,507	$27,474	$2,669	$0	$758,090
Special Mention	385	297	839	6,446	4,131	1,299	47	0	13,444
Substandard	0	51	188	1,219	498	152	0	0	2,108
Doubtful	0	0	0	0	0	0	0	0	0

Total	$278,070	$103,715	$91,501	$192,579	$76,136	$28,925	$2,716	$0	$773,642

Current-period charge-offs	0	(103)	(419)	(3,473)	(1,317)	(655)	0	0	(5,967)
Current-period recoveries	0	6	76	430	244	335	0	0	1,091

Current-period net charge-offs	$0	$(97)	$(343)	$(3,043)	$(1,073)	$(320)	$0	$0	$(4,876)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$139,908	$131,108	$276,041	$118,478	$49,553	$22,913	$2,215	$0	$740,216
Special Mention	495	1,805	13,462	8,485	2,704	1,440	23	0	28,414
Substandard	76	182	2,454	1,106	358	261	10	0	4,447
Doubtful	0	0	0	0	0	0	0	0	0

Total	$140,479	$133,095	$291,957	$128,069	$52,615	$24,614	$2,248	$0	$773,077

Current-period charge-offs	(28)	(206)	(5,724)	(3,096)	(869)	(380)	0	0	(10,303)
Current-period recoveries	0	21	402	241	125	330	0	0	1,119

Current-period net charge-offs	$(28)	$(185)	$(5,322)	$(2,855)	$(744)	$(50)	$0	$0	$(9,184)

At September 30, 2025 and December 31, 2024, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $6,891 and $327, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At September 30, 2025 and December 31, 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $97 and $795, respectively.

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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $96,642 and $87,062 at September 30, 2025 and December 31, 2024, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of September 30, 2025 and December 31, 2024:

	Accrued Interest Receivable
	At September 30, 2025	At December 31, 2024
Commercial Real Estate:
Owner-occupied	$6,172	$4,700
Nonowner-occupied	38,739	30,582
Other Commercial	12,357	10,512
Residential Real Estate	21,741	21,662
Construction	15,288	17,174
Consumer:
Bankcard	0	0
Other consumer	2,345	2,432

Total	$96,642	$87,062

The following table represents the accrued interest receivables written off by reversing interest income for the three months and nine months ended September 30, 2025 and 2024:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Commercial real estate:
Owner-occupied	$0	$0	$68	$186
Nonowner-occupied	1,112	52	1,212	54
Other commercial	3	47	80	722
Residential real estate	28	68	434	202
Construction & land development	9	0	216	7
Consumer:
Bankcard	0	0	0	0
Other consumer	41	64	190	279

Total	$1,193	$231	$2,200	$1,450

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

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $32,639 and $34,911 at September 30, 2025 and December 31, 2024, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
United’s allowance for loan and lease losses at September 30, 2025 increased $28,206 or 10.38% from December 31, 2024. As previously mentioned, during the first nine months of 2025, United recorded an allowance for loan and lease losses on acquired Piedmont non-PCD
loans of $18,726 and on acquired Piedmont PCD loans of $17,518.
The third quarter of 2025 qualitative adjustments include analyses of the following:

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

•
The forecast for real GDP increased slightly in the third quarter, from a projection of 1.40% for 2025 as of mid-June
2025 to 1.60% for 2025 as of
mid-September
with a projection of 1.80% for 2026. The unemployment rate forecast remained the same in the third quarter with a projection of 4.50% for 2025 as of mid-June
2025 and 4.50% for 2025 as of
mid-September
with a projection of 4.40% for 2026.

•	Greater risk of loss in the office portfolio within the CRE NOO loan segment due to challenging office market dynamics and stress in certain markets.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan and lease losses, by portfolio segment, for the periods indicated is summarized as follows:

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Three Months Ended September 30, 2025
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$12,776	$96,871	$63,746	$51,813	$70,761	$905	$11,090	$307,962
Initial allowance for PCD loans (acquired during the period)	0	0	0	0	0	0	0	0
Charge-offs	0	(19,106)	(525)	(114)	(245)	(80)	(1,720)	(21,790)
Recoveries	113	111	984	83	112	22	357	1,782
Provision	368	22,988	(4,569)	1,523	(10,444)	46	2,184	12,096

Ending balance	$13,257	$100,864	$59,636	$53,305	$60,184	$893	$11,911	$300,050

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Nine Months Ended September 30, 2025
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$11,852	$74,522	$65,105	$46,373	$63,621	$891	$9,480	$271,844
Initial allowance for PCD loans (acquired during the period)	795	11,059	872	208	4,584	0	0	17,518
Charge-offs	(228)	(27,192)	(5,298)	(501)	(276)	(271)	(5,967)	(39,733)
Recoveries	155	159	1,351	321	215	41	1,091	3,333
Provision	683	42,316	(2,394)	6,904	(7,960)	232	7,307	47,088

Ending balance	$13,257	$100,864	$59,636	$53,305	$60,184	$893	$11,911	$300,050

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Year Ended December 31, 2024
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$11,895	$57,935	$75,007	$41,167	$59,913	$810	$12,510	$259,237
Charge-offs	(116)	(2,581)	(3,589)	(481)	(29)	(431)	(10,303)	(17,530)
Recoveries	1,183	200	1,650	495	319	19	1,119	4,985
Provision	(1,110)	18,968	(7,963)	5,192	3,418	493	6,154	25,152

Ending balance	$11,852	$74,522	$65,105	$46,373	$63,621	$891	$9,480	$271,844

7. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	September 30, 2025
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$137,929	($103,321)	$137,929	($103,321)

Goodwill not subject to amortization	$2,018,864		$2,018,864

	December 31, 2024
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($96,299)	$105,165	($96,299)

Goodwill not subject to amortization	$1,888,889		$1,888,889

The following table provides a reconciliation of goodwill:

	Community Banking	Total
Goodwill at December 31, 2024	$1,888,889	$1,888,889
Preliminary addition to goodwill from Piedmont acquisition	129,975	129,975

Goodwill at September 30, 2025	$2,018,864	$2,018,864

United incurred amortization expense of $2,340 and $7,022 for the three and nine months ended September 30, 2025 as compared to $909 and $2,729 for the three and nine months ended September 30, 2024, respectively.
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

The components of lease expense were as follows:

	Classification	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Operating lease cost	Net occupancy expense	$5,038	$4,668
Sublease income	Net occupancy expense	(51)	(50)

Net lease cost		$4,987	$4,618

	Classification	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Operating lease cost	Net occupancy expense	$15,066	$15,514
Sublease income	Net occupancy expense	(152)	(134)

Net lease cost		$14,914	$15,380

Supplemental balance sheet information related to leases was as follows:

	Classification	September 30, 2025	December 31, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$89,967	$81,742
Operating lease liabilities	Operating lease liabilities	$95,901	$86,771
Other information related to leases was as follows:

September 30, 2025
Weighted-average remaining lease term: Operating leases	7.62 years
Weighted-average discount rate: Operating leases	3.57%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	September 30, 2025	September 30, 2024
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,920	$4,660
ROU assets obtained in the exchange for lease liabilities	2,783	2,958

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$14,891	$15,167
ROU assets obtained in the exchange for lease liabilities	15,433	7,865
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2024, consists of the following as of September 30, 2025:

Year	Amount
2025	$4,674
2026	18,466
2027	17,002
2028	14,820
2029	12,679
Thereafter	43,129

Total lease payments	110,770
Less: imputed interest	(14,869)

Total	$95,901

9. SHORT-TERM BORROWINGS
At September 30, 2025 and December 31, 2024, short-term borrowings were as follows:

	As of September 30, 2025	As of December 31, 2024
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	169,013	176,090

Total short-term borrowings	$169,013	$176,090

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
10. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2025, United had an unused borrowing amount of approximately $8,969,909 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At September 30, 2025, a $250,000 FHLB advance with a weighted-average contractual interest rate of 4.43% and a weighted-average effective interest rate of 0.59% is scheduled to mature in 2025. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at September 30, 2025 to manage interest rate risk on its long-term debt.
The scheduled maturities of these FHLB borrowings are as follows:

Year	Amount
2025	$250,000
2026	0
2027	0
2028	0
2029 and thereafter	0

Total	$250,000

At September 30, 2025, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2025 and December 31, 2024, the outstanding balance of the Debentures was $281,418 and $280,221, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities. Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

United also assumed $20,000 in aggregate principal amount of fixed-to-floating
rate subordinated notes in the Piedmont acquisition which were also included in the category of long-term debt entitled “Other long-term borrowings” on the Consolidated Balance Sheets for June 30 and March 31, 2025. These subordinated notes were redeemed during the third quarter of 2025.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $6,327,914 and $5,886,473 of loan commitments outstanding as of September 30, 2025 and December 31, 2024, respectively, approximately 35% of which contractually expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of September 30, 2025 and December 31, 2024, United had $16,514 and $15,546 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $138,049 and $148,874 as of September 30, 2025 and December 31, 2024, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking
Related to its mortgage banking activities, United provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s reserve was immaterial as of September 30, 2025 and December 31, 2024.

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

As of September 30, 2025, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $7,940 will be reclassified from AOCI as a decrease to interest expense over the next
12-months
following September 30, 2025 related to the cash flow hedges. As of September 30, 2025, the maximum length of time over which forecasted transactions are hedged is five years.
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
The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $250,000 for asset derivatives as of September 30, 2025. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.
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

The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at September 30, 2025 and December 31, 2024.

	Asset Derivatives
	September 30, 2025			December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$9,796	$341	Other assets	$10,770	$644

Total Fair Value Hedges		$9,796	$341		$10,770	$644
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$250,000	$0	Other assets	$250,000	$0

Total Cash Flow Hedges		$250,000	$0		$250,000	$0

Total derivatives designated as hedging instruments		$259,796	$341		$260,770	$644

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$2,668	$1	Other assets	$0	$0
TBA mortgage-backed securities	Other assets	35,128	96	Other assets	54,826	278
Interest rate lock commitments	Other assets	33,941	617	Other assets	21,553	339

Total derivatives not designated as hedging instruments		$71,737	$714		$76,379	$617

Total asset derivatives		$331,533	$1,055		$337,149	$1,261

	Liability Derivatives
	September 30, 2025			December 31, 2024
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
TBA mortgage-backed securities	Other liabilities	$0	$0	Other liabilities	$0	$0
Forward loan sales commitments	Other liabilities	0	0	Other liabilities	3,186	20

Total derivatives not designated as hedging instruments		$0	$0		$3,186	$20

Total liability derivatives		$0	$0		$3,186	$20

The following table
represents
the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of September 30, 2025 and December 31, 2024.

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	September 30, 2025
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$9,796	$(357)	$0

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	December 31, 2024
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$10,770	$(657)	$0

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

The effect of United’s derivative financial
instruments
on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024 are presented as follows:

		Three Months Ended
	Income Statement Location	September 30, 2025	September 30, 2024
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$2,470	$5,418
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$0	$(5)

Total derivatives in hedging relationships		$2,470	$5,413

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(43)	$(18)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	659	84
Interest rate lock commitments	Income from Mortgage Banking Activities	(137)	164

Total derivatives not designated as hedging instruments		$479	$230

Total derivatives		$2,949	$5,643

		Nine Months Ended
	Income Statement Location	September 30, 2025	September 30, 2024
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$7,387	$18,156
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$(3)	$1

Total derivatives in hedging relationships		$7,384	$18,157

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$21	$(111)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(182)	835
Interest rate lock commitments	Income from Mortgage Banking Activities	198	157

Total derivatives not designated as hedging instruments		$37	$881

Total derivatives		$7,421	$19,038

For the three and nine months ended September 30, 2025 and 2024, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.
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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at September 30, 2025, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at September 30, 2025. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For September 30, 2025, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.01% to 0.34% with a weighted average increase of 0.11%.

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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Interest rate risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United enters into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. These valuations fall into a Level 2 category. The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For September 30, 2025, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.01% to 0.34% with a weighted average increase of 0.11%.
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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2025 and December 31, 2024, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2025 Using
Description	Balance as of September 30, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$292,708	$0	$292,708	$0
State and political subdivisions	516,771	0	516,771	0
Residential mortgage-backed securities
Agency	1,220,215	0	1,220,215	0
Non-agency	69,132	0	69,132	0
Commercial mortgage-backed securities
Agency	398,474	0	398,474	0
Asset-backed securities	277,228	0	277,228	0
Single issue trust preferred securities	12,623	0	12,623	0
Other corporate securities	236,825	4,755	232,070	0

Total available for sale securities	3,023,976	4,755	3,019,221	0
Equity securities:
Financial services industry	26,065	20,611	5,454	0
Equity mutual funds (1)	3,326	3,326	0	0
Other equity securities	5,303	5,303	0	0

Total equity securities	34,694	29,240	5,454	0
Loans held for sale	24,226	0	0	24,226
Derivative financial assets:
Interest rate swap contracts	341	0	341	0
Forward loan sales commitments	1	0	0	1
TBA mortgage-backed securities	96	0	0	96
Interest rate lock commitments	617	0	0	617

Total derivative financial assets	1,055	0	341	714

		Fair Value at December 31, 2024 Using
Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$245,842	$0	$245,842	$0
State and political subdivisions	495,073	0	495,073	0
Residential mortgage-backed securities
Agency	1,059,719	0	1,059,719	0
Non-agency	82,123	0	82,123	0
Commercial mortgage-backed securities
Agency	329,986	0	329,986	0
Asset-backed securities	474,982	0	474,982	0
Single issue trust preferred securities	11,919	0	11,919	0
Other corporate securities	260,075	4,965	255,110	0

Total available for sale securities	2,959,719	4,965	2,954,754	0
Equity securities:
Financial services industry	12,504	12,504	0	0
Equity mutual funds (1)	3,394	3,394	0	0
Fixed income mutual funds	5,160	5,160	0	0

Total equity securities	21,058	21,058	0	0
Loans held for sale	44,360	0	0	44,360
Derivative financial assets:
Interest rate swap contracts	644	0	644	0
TBA mortgage-backed securities	278	0	0	278
Interest rate lock commitments	339	0	0	339

Total derivative financial assets	1,261	0	644	617
Liabilities
Derivative financial liabilities:
Forward loan sales commitments	20	0	0	20

Total derivative financial liabilities	20	0	0	20

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the nine months ended September 30, 2025 and the year ended December 31, 2024.

The following tables present
additional
information about financial assets and liabilities measured at fair value at September 30, 2025 and December 31, 2024 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

		Derivative Assets			Derivative Liabilities
September 30, 2025	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
Balance, beginning of period	$44,360	$278	$0	$339	$0	$20
Originations	283,722	0	0	0	0	0
Sales	(311,433)	0	0	0	0	0
Transfers other	0	(182)	1	278	0	(20)
Total gains during the period recognized in earnings	7,577	0	0	0	0	0

Balance, end of period	$24,226	$96	$1	$617	$0	$0

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(12)	$96	$1	$617	$0	$0

		Derivative Assets			Derivative Liabilities
December 31, 2024	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
Balance, beginning of period	$51,978	$0	$33	$1,005	$667	$0
Originations	607,383	0	0	0	0	0
Sales	(630,244)	0	0	0	0	0
Transfers other	0	278	(33)	(666)	(667)	20
Total gains during the period recognized in earnings	15,243	0	0	0	0	0

Balance, end of period	$44,360	$278	$0	$339	$0	$20

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(1,133)	$278	$0	$339	$0	$20
Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended September 30, 2025	Three Months Ended September 30, 2024
Income from mortgage banking activities	$(424)	$(111)

Description	Nine Months Ended September 30, 2025	Nine Months Ended September 30, 2024
Income from mortgage banking activities	$(12)	$(698)
No loans held for sale were past due or on nonaccrual status as of September 30, 2025 and December 31, 2024.
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	September 30, 2025			December 31, 2024
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$23,576	$24,226	$650	$43,698	$44,360	$662

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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2025. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty, market volatility and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Piedmont in the first nine months of 2025, no other fair value measurement of intangible assets was made during the three and nine months ended September 30, 2025 and 2024.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of September 30, 2025	Fair Value at September 30, 2025			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Individually assessed loans	$60,757	$0	$44,331	$16,426	$990
OREO	6,891	0	6,771	120	(55)

Description	Balance as of December 31, 2024	Fair Value at December 31, 2024			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Individually assessed loans	$40,701	$0	$21,725	$18,976	$(231)
OREO	327	0	240	87	0
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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2025
Cash and cash equivalents	$2,518,719	$2,518,719	$0	$2,518,719	$0
Securities available for sale	3,023,976	3,023,976	4,755	3,019,221	0
Securities held to maturity	1,003	1,020	0	0	1,020
Equity securities	34,694	34,694	29,240	5,454	0
Other securities	299,851	284,858	0	0	284,858
Loans held for sale	24,226	24,226	0	0	24,226
Net loans	24,219,656	24,208,888	0	0	24,208,888
Derivative financial assets	1,055	1,055	0	341	714
Deposits	26,883,520	26,847,025	0	26,847,025	0
Short-term borrowings	169,013	169,013	0	169,013	0
Long-term borrowings	531,418	525,385	0	525,385	0
Derivative financial liabilities	0	0	0	0	0
December 31, 2024
Cash and cash equivalents	$2,292,244	$2,292,244	$0	$2,292,244	$0
Securities available for sale	2,959,719	2,959,719	4,965	2,954,754	0
Securities held to maturity	1,002	1,020	0	0	1,020
Equity securities	21,058	21,058	21,058	0	0
Other securities	277,517	263,641	0	0	263,641
Loans held for sale	44,360	44,360	0	0	44,360
Net loans	21,401,649	20,868,239	0	0	20,868,239
Derivative financial assets	1,261	1,261	0	644	617
Deposits	23,961,859	23,922,063	0	23,922,063	0
Short-term borrowings	176,090	176,090	0	176,090	0
Long-term borrowings	540,420	505,305	0	505,305	0
Derivative financial liabilities	20	20	0	0	20

14. STOCK BASED COMPENSATION
On May 14, 2025, United’s shareholders approved the 2025 Equity Incentive Plan (“2025 EIP”), becoming effective on that date. The 2025 EIP replaces United’s 2020 Long-Term Incentive Plan (“2020 LTI Plan”). An award granted under the 2025 EIP may consist of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance based stock awards, dividend equivalent rights and other equity-based or equity-related awards. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2025 EIP is 3,000,000. The 2025 EIP will be administered by the Compensation and Human Capital Committee of the Board (the “Committee”). Subject to certain change in control provisions, all awards are subject to a minimum vesting schedule of at least twelve months following the date of grant of such award, except that 5% of the shares available for grant under the 2025 EIP may be granted with a shorter minimum vesting period. Awards under the 2025 EIP will be subject to the terms of the Company’s Compensation Recoupment Policy and any other clawback or recapture policy that the Company may adopt from time to time and, in accordance with such policy, may be subject to the requirement that the awards be repaid to the Company after they have been distributed to the grantee. A Form
S-8
was filed on May 30, 2025 with the Securities and Exchange Commission to register all the shares which were available for issuance under the 2025 EIP Plan.
During the first nine months of 2025, a total of 184,515 shares of restricted stock and 256,385 of restricted stock units were granted under the 2020 LTI Plan. No non-qualified
stock options were granted under the 2020 LTI Plan during the first nine months of 2025. Compensation expense of $3,442 and $9,701 related to all share-based grants and awards under United’s Long-Term Incentive Plans was incurred for the third quarter and first nine months of 2025, respectively, as compared to compensation expense of $3,118 and $9,388 related to the all share-based grants and awards under United’s Long-Term Incentive Plans for the third quarter and first nine months of 2024, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
Stock Options
As of September 30, 2025,
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
A summary of activity under United’s stock option plans as of September 30, 2025, and the changes during the first nine months of 2025 are presented below:

	Nine Months Ended September 30, 2025
			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2025	1,049,668			$36.29
Exercised	(11,971)			30.94
Forfeited or expired	(18,756)			37.90

Outstanding at September 30, 2025	1,018,941	$3,022	2.6	$36.32

Exercisable at September 30, 2025	1,018,941	$3,022	2.6	$36.32

During the nine months ended September 30, 2025 and 2024, 11,971 and 56,787 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the nine months ended September 30, 2025 and 2024 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2025 and 2024 was $92 and $524 respectively.
As of September 30, 2025, there was no unrecognized compensation cost related to nonvested stock option awards.

Restricted Stock
As of September 30, 2025, no restricted stock awards have been granted under the 2025 EIP. Under the 2020 LTI Plan, United awarded restricted common shares to key employees and non-employee
directors. Restricted shares granted to participants vested no sooner than 1/3 per year over the first three
anniversaries of the award. Recipients of restricted shares did not pay any consideration to United for the shares, had the right to vote all shares subject to such grant and received all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. Under the 2025 EIP, recipients of restricted shares will still not pay any consideration to United for the shares and still have the right to vote all shares subject to such grant, whether or not the shares have vested. However, in a change from the 2020 LTI Plan, any dividends paid upon any restricted stock granted under the 2025 EIP, during the period of restriction, will be retained by the Company and will be paid to the relevant grantee (without interest) when the restricted stock vests and will revert back to the Company if for any reason the restricted stock upon which such dividends were paid reverts back to the Company. As of September 30, 2025, the total unrecognized compensation cost related to nonvested restricted stock awards was $8,616 with a weighted-average expense recognition period of 1.1 years.
The following summarizes the changes to United’s nonvested restricted common shares for the period ended September 30, 2025:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	310,027	$36.58
Granted	184,515	36.77
Vested	(151,153)	36.94
Forfeited	(14,700)	36.53

Nonvested at September 30, 2025	328,689	$36.52

Restricted Stock Units
As of September 30, 2025, no restricted stock units have been granted under the 2025 EIP. Under the 2020 LTI Plan, United granted restricted stock units (“RSUs”) to key employees. These awards helped align the interests of these employees with the interests of the shareholders of United by providing economic value directly related to the performance of the Company. These RSU grants were time-vested RSUs, performance-vested RSUs, or a combination of both. Currently, time-vested RSUs vest ratably over three years from the date of grant. Performance-vested RSUs cliff-vest after assessment of the Company’s performance over a period of three years. The number of performance-vested RSUs that vest is determined by two metrics measured relative to peers: Return on Average Tangible Common Equity (“ROATCE”) and Total Shareholder Return (“TSR”). Based on ASC Topic 718, the ROATCE comparison is considered a performance condition while the TSR comparison is considered a market condition. There will be no payout of the performance-vested awards if the threshold performance is not achieved. United communicates the specific threshold, target, and maximum performance-vested RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividends are accrued but not paid in respect to the awards until the RSUs vest. The holder does not have the right to vote the shares during the time and performance periods. The value of the time-vested RSUs and the performance-vested, based on the performance condition, RSUs awarded is established as the fair market value of the stock at the time of the grant. The value of the performance-vested, based on the market condition, RSUs awarded is estimated through the use of a Monte Carlo valuation model as of the grant date. The Company recognizes expense on the RSUs in accordance with ASC Topic 718.
The following table summarizes the status of United’s nonvested RSUs during the first nine months of 2025:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	490,119	$35.41
Granted	256,385	35.35
Vested	(148,597)	35.81
Forfeited or expired	(2,422)	36.26

Nonvested at September 30, 2025	595,485	$35.28

As of September 30, 2025, the total unrecognized compensation cost related to nonvested restricted stock units was $11,486 with a weighted-average expense recognition period of 1.4 years.

15. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the third quarter or first nine months of 2025 and 2024.
Included in accumulated other comprehensive income at December 31, 2024 are unrecognized actuarial losses of $17,884 ($9,645 net of tax) that have not yet been recognized in net periodic pension cost.
Net periodic pension cost for the three and nine months ended September 30, 2025 and 2024 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2025	2024	2025	2024
Service cost	$275	$257	$967	$1,038
Interest cost	1,905	1,778	5,555	5,216
Expected return on plan assets	(2,790)	(2,680)	(8,262)	(7,980)
Recognized net actuarial loss	52	634	52	1,733

Net periodic pension (benefit) cost	$(558)	$(11)	$(1,688)	$7

Weighted-average assumptions:
Discount Rate	5.77%	5.07%	5.77%	5.07%
Expected return on assets	6.15%	6.25%	6.15%	6.25%
Rate of Compensation Increase (prior to age 40)	6.00%	5.00%	6.00%	5.00%
Rate of Compensation Increase (ages 40-49)	5.50%	n/a	5.50%	n/a
Rate of Compensation Increase (ages 40-54)	n/a	4.00%	n/a	4.00%
Rate of Compensation Increase (ages 50-54)	5.00%	n/a	5.00%	n/a
Rate of Compensation Increase (ages 55-64)	4.00%	n/a	4.00%	n/a
Rate of Compensation Increase (otherwise)	3.00%	3.50%	3.00%	3.50%
16. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of September 30, 2025 and 2024, the total amount of accrued interest related to uncertain tax positions was $731 and $827, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2021, 2022 and 2023 and certain State Taxing authorities for the years ended December 31, 2021 through 2023.
United’s effective tax rate was 20.51% and 20.72% for the third quarter and first nine months of 2025, respectively, and 20.56% and 18.90% for the third quarter and first nine months of 2024. United’s effective tax rate was 20.62% for the second quarter of 2025.

17. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Net Income	$130,748	$95,267	$335,775	$278,588
Available for sale (“AFS”) securities:
Change in net unrealized gain on AFS securities arising during the period	36,056	86,787	98,773	79,430
Related income tax effect	(8,618)	(20,742)	(23,607)	(19,028)
Net reclassification adjustment for losses included in net income	0	6,879	0	13,941
Related income tax effect	0	(1,644)	0	(3,289)

Net effect of AFS securities on other comprehensive income	27,438	71,280	75,166	71,054

Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge before reclassification to interest expense	414	(6,943)	(4,594)	2,966
Related income tax effect	(99)	1,659	1,098	(650)
Net reclassification adjustment for gains included in net income	(2,470)	(5,418)	(7,387)	(18,156)
Related income tax effect	590	1,295	1,765	4,263

Net effect of cash flow hedge derivatives on other comprehensive income	(1,565)	(9,407)	(9,118)	(11,577)

Defined benefit pension plan:
Amortization of net actuarial loss recognized in net income	52	634	52	1,733
Related income tax benefit	(12)	(190)	(12)	(441)

Net effect of change in defined benefit pension plan asset on other comprehensive income	40	444	40	1,292

Total change in other comprehensive income, net of tax	25,913	62,317	66,088	60,769

Total Comprehensive Income	$156,661	$157,584	$401,863	$339,357

The components of accumulated other comprehensive income for the nine months ended September 30, 2025 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Nine Months Ended September 30, 2025
	Unrealized Gains/ Losses on AFS Securities	Unrealized Gains/ Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2025	$(247,964)	$33,706	$(9,645)	$(223,903)
Other comprehensive income before reclassification	75,166	(3,496)	0	71,670
Amounts reclassified from accumulated other comprehensive income	0	(5,622)	40	(5,582)

Net current-period other comprehensive income (loss), net of tax	75,166	(9,118)	40	66,088

Balance at September 30, 2025	$(172,798)	$24,588	$(9,605)	$(157,815)

(a)	All amounts are net-of-tax. United has adopted the portfolio approach for purposes of releasing residual tax effects within AOCI.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Nine Months Ended September 30, 2025
Details about AOCI Components	Amount Reclassified from AOCI		Affected Line Item in the Statement Where Net Income is Presented
Cash flow hedge:
Net reclassification adjustment for gains included in net income	$(7,387)		Interest expense

	(7,387)		Total before tax
Related income tax effect	1,765		Tax expense

	(5,622)		Net of tax

Pension plan:
Recognized net actuarial loss	52	(a)	Employee benefits

	52		Total before tax
Related income tax effect	(12)		Tax expense

	40		Net of tax

Total reclassifications for the period	$(5,582)

(a)	This AOCI component is included in the computation of changes in plan assets (see Note 15, Employee Benefit Plans)
18. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Nine Months Ended
	September 30		September 30
	2025	2024	2025	2024
Distributed earnings allocated to common stock	$52,119	$49,915	$158,032	$150,193
Undistributed earnings allocated to common stock	78,336	45,141	176,996	127,767

Net earnings allocated to common shareholders	$130,455	$95,056	$335,028	$277,960

Average common shares outstanding	141,547,684	135,158,476	141,901,752	134,912,625
Equivalents from stock options	412,924	346,435	308,058	230,403

Average diluted shares outstanding	141,960,608	135,504,911	142,209,810	135,143,028

Earnings per basic common share	$0.92	$0.70	$2.36	$2.06
Earnings per diluted common share	$0.92	$0.70	$2.36	$2.06
Antidilutive stock options and restricted stock outstanding of 564,090 and 996,626 for the three months and nine months ended September 30, 2025, respectively, were excluded from the earnings per diluted common share calculation as compared to 754,682 and 1,318,294 for the three months and nine months ended September 30, 2024, respectively.
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
As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. United’s wholly owned and indirect wholly owned statutory trust subsidiaries are VIEs for which United is not the primary beneficiary. Accordingly, its accounts are not included in United’s consolidated financial statements. At September 30, 2025 and December 31, 2024, United’s investment (maximum exposure to loss) in these trusts were $12,569 and $12,238, respectively.
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
United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. These partnerships are not consolidated as United is not deemed to be the primary beneficiary. At September 30, 2025 and December 31, 2024, United’s investment (maximum exposure to loss) in these low income housing and community development partnerships were $108,666 and $98,441, respectively, while related unfunded commitments were $88,211 and $89,292 respectively. As of September 30, 2025, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

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
Information about the community banking segment net income for the three and nine months ended September 30, 2025 and 2024 is as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2025	2024	2025	2024
Net interest income	$280,115	$230,256	$814,707	$678,460
Provision for credit losses	12,095	6,943	47,087	18,462
Other income	43,204	31,942	104,218	94,377
Other expense
Employee compensation	64,092	58,481	187,887	176,275
Employee benefits	14,641	13,084	41,366	39,902
Net occupancy expense	12,488	11,271	37,614	35,014
OREO expense	201	104	459	531
Net (gains) losses on the sales of OREO properties	0	(34)	5	(85)
Equipment expense	8,540	7,811	25,673	22,212
Data processing expense	8,135	7,456	24,542	22,209
Mortgage loan servicing expense and impairment	0	403	0	2,429
Bankcard processing expense	576	661	1,764	1,879
FDIC insurance expense	4,345	4,338	13,605	15,851
Other segment expense (a)	33,723	31,764	115,419	94,638

Total other expense	146,741	135,339	448,334	410,855

Income before income taxes	164,483	119,916	423,504	343,520
Income taxes	33,735	24,649	87,729	64,932

Segment net income	130,748	95,267	335,775	278,588
Reconciliation of profit or loss
Adjustments and reconciling items	0	0	0	0

Consolidated net income	$130,748	$95,267	$335,775	$278,588

(a)
Other segment expense includes legal, consulting and other professional services expense, franchise and other taxes not on income, expense for reserve on lending-related commitments, ATM expenses, marketing expense, core deposits amortization, and other general operating expenses.

Information about community banking segment total assets as of September 30, 2025 and 2024 is as follows:

	As of September 30, 2025	As of September 30, 2024
Total Assets	$33,407,181	$29,863,262

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

United desires to provide its shareholders with sound information about past performance and future trends. Consequently, any forward-looking statements contained in this report, in a report incorporated by reference to this report, or made by management of United in this report, in any other reports and filings, in press releases and in oral statements, involve numerous assumptions, risks and uncertainties. Forward-looking statements can be identified by the use of the words “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe,” “anticipate,” and other words of similar meaning. Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. United cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.” The following factors, among others, could cause the actual results of United’s operations to differ materially from its expectations: (1) the duration of the U.S. government shutdown and the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve and the trade tariff policies; (2) general competitive, economic, political and market conditions and other factors that may affect future results of United, including changes in asset quality and credit risk; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; the impact, extent and timing of technological changes; capital management activities; and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms; (3) risks related to the acquisition and integration of Piedmont Bancorp, Inc. including, among others, (i) the risk that the expected growth opportunities or cost savings from the acquisition may not be fully realized or may take longer to realize than expected, and (ii) reputational risk and the reaction of each company’s customers, suppliers, employees or other business partners to the acquisition; (4) deposit attrition, client loss or revenue loss following completed mergers or acquisitions that may be greater than anticipated; (5) regulatory change risk resulting from new laws, rules, regulations, or accounting principles, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and the possibility of changes in accounting standards, policies, principles and practices; (6) the cost and effects of cyber incidents or other failures, interruptions, or security breaches of United’s systems and those of our customers or third-party providers; (7) competitive pressures on product pricing and services; (8) success, impact, and timing of United’s business strategies, including market acceptance of any new products or services; (9) volatility and disruptions in global capital and credit markets; (10) operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisitions; (11) catastrophic events such as hurricanes, tornados, earthquakes, floods or other natural or human disasters, including public health crises and infectious disease outbreaks, as well as any government actions in response to such events; (12) geopolitical risk from terrorist activities and armed conflicts that may result in economic and supply disruptions, and loss of market and consumer confidence; (13) the risks of fluctuations in market prices for United common stock that may or may not reflect economic condition or performance of United; (14) the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations; and any other risks described in the “Risk Factors” sections of this and other reports filed by United with the Securities and Exchange Commission.

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

THE ONE BIG BEAUTIFUL BILL ACT

On July 4, 2025, President Trump signed into law H.R. 1, The One Big Beautiful Bill Act (“OBBBA”). There was no significant financial statement impact reflected in the third quarter or first nine months of 2025. However, the Company will continue to evaluate and apply the provisions of the OBBBA but does not expect any material impact on the consolidated financial statements .

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2025, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

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

United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2025 were unchanged from the policies disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2024 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION

United’s total assets as of September 30, 2025 were $33.41 billion, which was an increase of $3.38 billion or 11.27% from December 31, 2024. The acquisition of Piedmont on January 10, 2025 added $2.30 billion in total assets, including purchase accounting amounts. Portfolio loans increased $2.85 billion or 13.13%, investment securities increased $100.23 million or 3.08%, goodwill increased $129.98 million or 6.88%, other assets increased $41.86 million or 15.52%, bank-owned life insurance policies increased $47.80 million or 9.61%, bank premises and equipment increased $21.54 million or 11.57%, operating lease right-of-use assets increased $8.23 million or 10.06%, interest receivable increased $9.67 million or 9.44%, and cash and cash equivalents increased $226.48 million or 9.88%. Loans held for sale decreased $20.13 million or 45.39%. Total liabilities increased $2.93 billion or 11.71% from year-end 2024. This increase in total liabilities was due mainly to an increase of $2.92 billion or 12.19% in deposits, an increase of $18.70 million or 8.12% in accrued and other liabilities, and an increase of $9.13 million or 10.52% in operating lease right-of-use liabilities, all mainly due to the Piedmont acquisition. Borrowings decreased $16.08 million or 2.24% from year-end 2024. Shareholders’ equity increased $452.49 million or 9.06% from year-end 2024 due primarily to the acquisition of Piedmont.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2025 increased $226.48 million or 9.88% from year-end 2024. Net cash acquired in the Piedmont merger was $77.47 million. In particular, cash and due from banks increased $26.85 million or 11.16%, while interest-bearing deposits with other banks increased $199.55 million or 9.73% as United placed more cash in an interest-bearing account with the Federal Reserve. Federal funds sold increased $77 thousand or 6.07%. During the first nine months of 2025, net cash of $359.99 million and $543.08 million were provided by operating and financing activities, respectively, while net cash of $676.59 million was used in investing activities. See the unaudited Consolidated Statements of Cash Flows for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2025 and 2024.

Securities

Total investment securities at September 30, 2025 increased $100.23 million or 3.08%. Piedmont added $94.43 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $64.26 million or 2.17%. This change in securities available for sale reflects $92.99 million related to the acquisition of Piedmont, $1.58 billion in sales, maturities and calls of securities, $1.45 billion in purchases, and an increase of $98.77 million in market value. Equity securities were $34.69 million at September 30, 2025, an increase of $13.64 million or 64.75% due mainly to a net increase in fair value. Other investment securities increased $22.33 million or 8.05% from year-end 2024 due to an increase in Federal Reserve Bank stock as a result of the Piedmont acquisition and net purchases of investment tax credits.

The following table summarizes the changes in the available for sale securities since year-end 2024:

	September 30	December 31
(Dollars in thousands)	2025	2024	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$292,708	$245,842	$46,866	19.06%
State and political subdivisions	516,771	495,073	21,698	4.38%
Mortgage-backed securities	1,687,821	1,471,828	215,993	14.68%
Asset-backed securities	277,228	474,982	(197,754)	(41.63%)
Single issue trust preferred securities	12,623	11,919	704	5.91%
Other corporate securities	236,825	260,075	(23,250)	(8.94%)

Total available for sale securities, at fair value	$3,023,976	$2,959,719	$64,257	2.17%

The following table summarizes the changes in the held to maturity securities since year-end 2024:

	September 30		December 31
(Dollars in thousands)	2025		2024		$ Change	% Change
State and political subdivisions	$983	(1)	$982	(2)	$1	0.10%
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,003		$1,002		$1	0.10%

(1)	net of allowance for credit losses of $17 thousand.
(2)	net of allowance for credit losses of $18 thousand.

At September 30, 2025, gross unrealized losses on available for sale securities were $234.51 million. Securities with the most significant gross unrealized losses at September 30, 2025 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and corporate securities.

As of September 30, 2025, United’s available for sale mortgage-backed securities had an amortized cost of $1.83 billion, with an estimated fair value of $1.69 billion. The portfolio consisted primarily of $1.34 billion in agency residential mortgage-backed securities with a fair value of $1.22 billion, $73.26 million in non-agency residential mortgage-backed securities with an estimated fair value of $69.13 million, and $422.04 million in commercial agency mortgage-backed securities with an estimated fair value of $398.47 million.

As of September 30, 2025, United’s available for sale state and political subdivisions securities had an amortized cost of $577.71 million, with an estimated fair value of $516.77 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of September 30, 2025.

As of September 30, 2025, United’s available for sale corporate securities had an amortized cost of $543.01 million, with an estimated fair value of $526.68 million. The portfolio consisted of $13.31 million in single issue trust preferred securities with an estimated fair value of $12.62 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $279.70 million and a fair value of $277.23 million and other corporate securities, with an amortized cost of $249.99 million and a fair value of $236.83 million.

United’s available for sale single issue trust preferred securities had a fair value of $12.62 million as of September 30, 2025. Of the $12.62 million, $7.40 million or 58.63% were investment grade rated and $5.22 million or 41.37% were unrated. The two largest exposures accounted for 100% of the $12.62 million. These included Truist Bank at $7.40 million and Emigrant Bank at $5.22 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.

During the third quarter of 2025, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of September 30, 2025 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of September 30, 2025, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 3 to the unaudited Notes to Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale were $24.23 million at September 30, 2025, a decrease of $20.13 million or 45.39% from year-end 2024. Loan sales in the secondary market exceeded originations during the first nine months of 2025. Loan originations for the first nine months of 2025 were $283.72 million while loans sales were $303.86 million.

Portfolio Loans

Loans, net of unearned income, increased $2.85 billion or 13.13% from year-end 2024 mainly as a result of the Piedmont acquisition which added $2.02 billion, including purchase accounting amounts, in portfolio loans. Otherwise, portfolio loans and leases, net of unearned income, grew $848.33 million from year-end 2024. Since year-end 2024, commercial, financial and agricultural loans increased $2.21 billion or 18.57% as a result of a $1.98 billion or 23.18% increase in commercial real estate loans and a $228.10 million or 6.81% increase in commercial loans (not secured by real estate). Residential real estate loans increased $502.89 million or 9.13% and construction and land development loans increased $142.17 million or 4.05%, while consumer loans remained flat, decreasing $135 thousand or less than 1%.

The following table summarizes the changes in the major loan classes since year-end 2024:

	September 30	December 31
(Dollars in thousands)	2025	2024	$ Change	% Change
Loans held for sale	$24,226	$44,360	$(20,134)	(45.39%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$2,115,386	$1,590,002	$525,384	33.04%
Nonowner-occupied commercial real estate	8,391,901	6,939,641	1,452,260	20.93%
Other commercial loans	3,579,455	3,351,362	228,093	6.81%

Total commercial, financial, and agricultural	$14,086,742	$11,881,005	$2,205,737	18.57%
Residential real estate	6,010,274	5,507,384	502,890	9.13%
Construction & land development	3,651,199	3,509,034	142,165	4.05%
Consumer:
Bankcard	9,298	9,998	(700)	(7.00%)
Other consumer	773,642	773,077	565	0.07%

Total gross loans	$24,531,155	$21,680,498	$2,850,657	13.15%
Less: Unearned income	(11,449)	(7,005)	(4,444)	63.44%

Total Loans, net of unearned income	$24,519,706	$21,673,493	$2,846,213	13.13%

For a further discussion of loans see Note 4 to the unaudited Notes to Consolidated Financial Statements.

Bank-Owned Life Insurance

The cash surrender value of bank-owned life insurance policies increased $47.80 million, of which $40.80 million was acquired from Piedmont while the remaining increase was due to an increase in the cash surrender value as a result of higher market values of underlying investments.

Other Assets

Other assets increased $41.86 million or 15.52% from year-end 2024. In particular, core deposit intangibles increased $25.74 million as the Piedmont acquisition added $32.76 million. Income tax receivable increased $11.32 million, prepaid assets increased $4.09 million, OREO increased $6.56 million and accounts receivable increased $3.36 million. Partially offsetting these increases in other assets was a $8.12 million decrease in deferred tax assets due an increase in fair value of securities.

Deposits

Deposits represent United’s primary source of funding. Total deposits at September 30, 2025 increased $2.92 billion or 12.19% due mainly to the Piedmont acquisition. Piedmont added $2.11 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $452.50 million or 7.38% ($378.24 million added from Piedmont acquisition) while interest-bearing deposits increased $2.47 billion or 13.85% ($1.73 billion added from Piedmont acquisition) from December 31, 2024. Organically, deposits grew $816.29 million from year-end 2024.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $452.50 million increase in noninterest-bearing deposits was due to a $419.11 million or 9.41% increase in commercial noninterest-bearing deposits, a $68.06 million or 4.80% increase in personal noninterest-bearing deposits, and a $50.66 million or 28.55% increase in public funds noninterest-bearing deposits. Partially offsetting these increases in noninterest-bearing deposits was a $107.16 million decrease in official checks.

Interest-bearing deposits consist of interest-bearing transactions, regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing transaction accounts increased $484.66 million or 8.16% since year-end 2024 as the result of increases of $363.42 million in commercial interest-bearing transaction accounts and $115.80 million in public funds interest-bearing transaction accounts. Regular savings accounts increased $16.72 million or 1.34% mainly as a result of a $13.36 million increase in personal savings accounts. Interest-bearing MMDAs increased $830.19 million or 11.76%. In particular, personal MMDAs increased $64.79 million while commercial MMDAs and public funds MMDAs increased $725.83 million and $39.58 million, respectively.

Time deposits under $100,000 increased $202.92 million or 17.31% from year-end 2024. This increase in time deposits under $100,000 was the result of a $152.81 million increase in fixed rate Certificates of Deposits (“CDs”) under $100,000 and a $45.11 million increase in variable rate CDs.

Since year-end 2024, time deposits over $100,000 increased $934.68 million or 38.79% as fixed rate CDs increased $857.66 million, brokered CDs increased $30.02 million, variable rate CDs increased $28.58 million, and public funds CDs over $100,000 increased $27.20 million.

The table below summarizes the changes by deposit category since year-end 2024:

	September 30	December 31
(Dollars in thousands)	2025	2024	$ Change	% Change
Demand deposits	$6,587,911	$6,135,413	$452,498	7.38%
Interest-bearing checking	6,421,580	5,936,925	484,655	8.16%
Regular savings	1,267,014	1,250,295	16,719	1.34%
Money market accounts	7,887,083	7,056,897	830,186	11.76%
Time deposits under $100,000	1,375,383	1,172,462	202,921	17.31%
Time deposits over $100,000 (1)	3,344,549	2,409,867	934,682	38.79%

Total deposits	$26,883,520	$23,961,859	$2,921,661	12.19%

(1)	Includes time deposits of $250,000 or more of $1,695,144 and $1,115,748 at September 30, 2025 and December 31, 2024, respectively.

Borrowings

Total borrowings at September 30, 2025 decreased $16.08 million or 2.24% since year-end 2024. Piedmont added $20.00 million of subordinated debt upon consummation of the acquisition which was redeemed during the third quarter of 2025. During the first nine months of 2025, short-term borrowings decreased $7.08 million or 4.02% due to a decrease in securities sold under agreements to repurchase. Long-term borrowings decreased $9.00 million or 1.67% from year-end 2024 as a result of a $10.20 million reduction in long-term FHLB advances.

The table below summarizes the change in the borrowing categories since year-end 2024:

	September 30	December 31
(Dollars in thousands)	2025	2024	$ Change	% Change
Short-term securities sold under agreements to repurchase	$169,013	$176,090	$(7,077)	(4.02%)
Long-term FHLB advances	250,000	260,199	(10,199)	(3.92%)
Issuances of trust preferred capital securities	281,418	280,221	1,197	0.43%

Total borrowings	$700,431	$716,510	$(16,079)	(2.24%)

For a further discussion of borrowings see Notes 9 and 10 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2025 increased $18.70 million or 8.12% from year-end 2024. Piedmont added $20.80 million. In particular, interest payable increased $2.51 million due to an increase in CDs, accrued loan expenses increased $13.36 million due to an increase in the loan portfolio, deferred compensation increased $3.78 million and dividends payable increased $2.02 million. Partially offsetting these increases were decreases of $2.51 million in business franchise taxes and $1.59 million in income tax payable, both due to timing differences, and $1.45 million in incentives payable due to payments.

Shareholders’ Equity

Shareholders’ equity at September 30, 2025 was $5.45 billion, which was an increase of $452.49 million or 9.06% from year-end 2024, mainly as the result of the Piedmont acquisition. The Piedmont transaction added approximately $280.95 million in shareholders’ equity as 7,860,831 shares were issued from United’s authorized but unissued shares for the merger at a cost of $280.95 million.

Retained earnings increased $177.23 million or 9.24% from year-end 2024. Earnings net of dividends for the first nine months of 2025 were $177.23 million.

Accumulated other comprehensive income increased $66.09 million or 29.52% from year-end 2024 due mainly to an increase of $75.17 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. The fair value of cash flow hedges, net of deferred income taxes, decreased $9.12 million.

During the first quarter of 2025, United restarted repurchasing its common stock on the open market under a repurchase plan approved by United’s Board of Directors. United repurchased 2,284,282 shares during the first nine months at a cost of $78.88 million or an average share price of $34.53.

RESULTS OF OPERATIONS

Overview

The following table sets forth certain consolidated income statement information of United:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 2025	September 2024	June 2025	September 2025	September 2024
Interest income	$430,957	$382,723	$421,196	$1,255,800	$1,126,087
Interest expense	150,842	152,467	146,659	441,093	447,627

Net interest income	280,115	230,256	274,537	814,707	678,460
Provision for credit losses	12,095	6,943	5,889	47,087	18,462
Noninterest income	43,204	31,942	31,460	104,218	94,377
Noninterest expense	146,741	135,339	148,020	448,334	410,855

Income before income taxes	164,483	119,916	152,088	423,504	343,520
Income taxes	33,735	24,649	31,367	87,729	64,932

Net income	$130,748	$95,267	$120,721	$335,775	$278,588

Net income for the third quarter and first nine months of 2025 was $130.75 million and $335.78 million, respectively, as compared to earnings of $95.27 million and $278.59 million for the third quarter and first nine months of 2024. Diluted earnings per share were $0.92 for the third quarter of 2025 and $0.70 for the third quarter of 2024. Diluted earnings per share were $2.36 for the first nine months of 2025 as compared to $2.06 for the first nine months of 2024. On a linked-quarter basis, net income for the second quarter of 2025 was $120.72 million or $0.85 per diluted share.

As previously mentioned, United completed its acquisition of Piedmont on January 10, 2025. The financial results of Piedmont are included in United’s results from the acquisition date. As a result of the acquisition, the third quarter and first nine months of 2025 were impacted for three and nearly nine months of increased levels of average balances, income, and expense as compared to the third quarter and first nine months of 2024. In addition, United recorded acquisition-related costs for the Piedmont merger of $31.41 million for the first nine months of 2025, including a provision for credit losses of $18.73 million for purchased non-PCD loans recorded in the first quarter of 2025, as compared to $1.61 million for the first nine months of 2024.

For the third quarter of 2025, United’s annualized return on average assets was 1.57% and return on average shareholders’ equity was 9.58% as compared to 1.28% and 7.72% for the third quarter of 2024. United’s annualized return on average assets was 1.49% and return on average shareholders’ equity was 9.05% for the second quarter of 2025. United’s annualized return on average assets for the first nine months of 2025 was 1.38% and return on average shareholders’ equity was 8.39% as compared to 1.26% and 7.65% for the first nine months of 2024. For the third quarter and first nine months of 2025, United’s annualized return on average tangible equity, a non-GAAP measure, was 15.45% and 13.63%, respectively, as compared to 12.59% and 12.57% for the third quarter and first nine months of 2024, respectively. United’s annualized return on average tangible equity was 14.67% for the second quarter of 2025.

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 30, 2025	September 30, 2024	June 30, 2025	September 30, 2025	September 30, 2024
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$130,748	$95,267	$120,721	$335,775	$278,588
(b) Number of Days	92	92	91	273	274
Average Total Shareholders’ Equity (GAAP)	$5,413,460	$4,908,866	$5,351,140	$5,349,703	$4,861,422
Less: Average Total Intangibles	(2,055,082)	(1,899,261)	(2,049,504)	(2,055,165)	(1,900,163)

(c) Average Tangible Equity (non-GAAP)	$3,358,378	$3,009,605	$3,301,636	$3,294,538	$2,961,259
Return on Average Tangible Equity (non-GAAP) [(a) / (b)] x 365 or 366/ (c)	15.45%	12.59%	14.67%	13.63%	12.57%

Net interest income for the third quarter of 2025 increased $49.86 million, or 21.65% from the third quarter of 2024. The increase of $49.86 million in net interest income occurred because total interest income increased $48.23 million while total interest expense decreased $1.63 million from the third quarter of 2024. Net interest income for the first nine months of 2025 increased $136.25 million or 20.08% from the first nine months of 2024. The increase of $136.25 million in net interest income occurred because total interest income increased $129.71 million while total interest expense decreased $6.53 million from the first nine months of 2024. Net interest income for the third quarter of 2025 increased $5.58 million, or 2.03%, from the second quarter of 2025. The increase of $5.58 million in net interest income occurred because total interest income increased $9.76 million while total interest expense increased $4.18 million from the second quarter of 2025.

The provision for credit losses was $12.10 million and $47.09 million for the third quarter and first nine months of 2025, respectively, while the provision for credit losses was $6.94 million and $18.46 million for the third quarter and first nine months of 2024. The provision for credit losses was $5.89 million for the second quarter of 2025. The increase in the provision for credit losses for the first nine months of 2025 was mainly due to the previously mentioned $18.73 million of provision recorded on purchased non-PCD loans from Piedmont.

For the third quarter of 2025, noninterest income increased $11.26 million or 35.26% from the third quarter of 2024. The increase in noninterest income was driven by net gains on investment securities for the third quarter of 2025 as compared to net losses on investment securities for the third quarter of 2024, an increase in fees from brokerage services, and smaller increases in several other categories of noninterest income. Noninterest income for the first nine months of 2025 increased $9.84 million or 10.43% from the first nine months of 2024. The increase in noninterest income was driven by net gains on investment securities for the first nine months of 2025 as compared to net losses on investment securities for the first nine months of 2024 and increases in income from bank-owned life insurance (“BOLI”), fees from brokerage services, and fees from deposit services. Noninterest income for the third quarter of 2025 increased $11.74 million, or 37.33%, from the second quarter of 2025.

Noninterest expense for the third quarter of 2025 increased $11.40 million or 8.42% from the third quarter of 2024 due mainly to the additional employees and branches from the Piedmont acquisition. For the first nine months of 2025, noninterest expense increased $37.48 million or 9.12% from the first nine months of 2024 due mainly to the additional employees and branches from the Piedmont acquisition as well as $11.07 million of specific merger-related expenses from the acquisition in the first nine months of 2025. Noninterest expense for the third quarter of 2025 was flat, decreasing $1.28 million, or less than 1% from the second quarter of 2025.

Income taxes for the third quarter of 2025 were $33.74 million as compared to $24.65 million for the third quarter of 2024. The increase of $9.09 million in income tax expense for the third quarter of 2025 compared to the third quarter of 2024 was primarily due to higher earnings partially offset by a slightly lower effective tax rate. For the first nine months of 2025 and 2024 income tax expense was $87.73 million and $64.93 million, respectively. The increase of $22.80 million in income tax expense for the first nine months of 2025 was due mainly to an increase in earnings and a higher effective tax rate. Income tax expense increased $2.37 million from the second quarter of 2025 due mainly to increased earnings partially offset by a slightly lower effective tax rate. For the quarters ended September 30, 2025 and 2024, United’s effective tax rate was 20.51% and 20.56%, respectively. The effective tax rate for the first nine months of 2025 and 2024 was 20.72% and 18.90%, respectively. For the quarter ended June 30, 2025, United’s effective tax rate was 20.62%.

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

Net interest income for the third quarter of 2025 was $280.12 million, which was an increase of $49.86 million or 21.65% from the third quarter of 2024. The $49.86 million increase in net interest income occurred because total interest income increased $48.23 million while total interest expense decreased $1.63 million from the third quarter of 2024. Net interest income for the first nine months of 2025 was $814.71 million, which was an increase of $136.25 million or 20.08% from the first nine months of 2024. The $136.25 million increase in net interest income occurred because total interest income increased $129.71 million while total interest expense decreased $6.53 million from the first nine months of 2024. On a linked-quarter basis, net interest income for the third quarter of 2025 increased $5.58 million or 2.03% from the second quarter of 2025. The $5.58 million increase in net interest income occurred because total interest income increased $9.76 million while total interest expense increased $4.18 million from the second quarter of 2025.

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

Tax-equivalent net interest income increased $49.81 million, or 21.56%, from the third quarter of 2024. The increase in tax-equivalent net interest income was primarily due to an increase in average earning assets, a lower average rate paid on deposits, and an increase in acquired loan accretion income. These increases to tax-equivalent net interest income were partially offset by an increase in average interest-bearing deposits. Average earning assets increased $3.29 billion, or 12.58%, from the third quarter of 2024, driven by increases in average net loans of $2.69 billion and average short-term investments of $750.23 million, partially offset by a decrease in average investment securities of $154.76 million. The increase in average net loans from the third quarter of 2024 was driven by the Piedmont acquisition and organic loan growth. The cost of average interest-bearing deposits decreased 44 basis points from the third quarter of 2024. Acquired loan accretion income was $7.49 million for the third quarter of 2025 as compared to $2.37 million for the third quarter of 2024. Average interest-bearing deposits increased $2.62 billion, or 15.06%, from the third quarter of 2024. The net interest margin of 3.80% for the third quarter of 2025 was an increase of 28 basis points from the net interest margin of 3.52% for the third quarter of 2024.

Tax-equivalent net interest income for the first nine months of 2025 increased $136.03 million, or 19.97%, from the first nine months of 2024. The increase in tax-equivalent net interest income was primarily due to an increase in average earning assets, a lower average rate paid on deposits, an increase in acquired loan accretion income, and a decrease in average long-term borrowings. These increases to tax-equivalent net interest income were partially offset by an increase in average interest-bearing deposits. Average earning assets increased $2.90 billion, or 11.14%, from the first nine months of 2024, driven by increases in average net loans of $2.32 billion and average short-term investments of $1.03 billion, partially offset by a decrease in average investment securities of $448.80 million. The cost of average interest-bearing deposits decreased 34 basis points from the first nine months of 2024. Acquired loan accretion income was $25.24 million for the first nine months of 2025 as compared to $7.29 million for the first nine months of 2024. Average long-term borrowings decreased $628.41 million, or 53.34%, from the first nine months of 2024. Average interest-bearing deposits increased $2.73 billion, or 16.12%, from the first nine months of 2024. The net interest margin of 3.77% for the first nine months of 2025 was an increase of 28 basis points from the net interest margin of 3.49% for the first nine months of 2024.

On a linked-quarter basis, tax-equivalent net interest income for the third quarter of 2025 also increased $5.57 million, or 2.02%, from the second quarter of 2025. The increase in net interest income and tax-equivalent net interest income was driven by an increase in average earning assets partially offset by an increase in average interest-bearing deposits and a decrease in acquired loan accretion income. Average earning assets increased $470.28 million, or 1.62%, from the second quarter of 2025 driven by increases in average net loans of $310.77 million and average short-term investments of $111.08 million. Average interest-bearing deposits increased $415.45 million, or 2.12%, from the second quarter of 2025. Acquired loan accretion income for the third quarter of 2025 decreased $4.27 million from the second quarter of 2025. The net interest margin was 3.80% and 3.81% for the third quarter of 2025 and the second quarter of 2025, respectively.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended September 30, 2025, September 30, 2024 and June 30, 2025 and the nine months ended September 30, 2025 and September 30, 2024:

	Three Months Ended
	September 30	September 30	June 30
(Dollars in thousands)	2025	2024	2025
Loan accretion	$7,489	$2,374	$11,760
Certificates of deposit	55	49	141
Long-term borrowings	(398)	(328)	(398)

Total	$7,146	$2,095	$11,503

	Nine Months Ended
	September 30	September 30
(Dollars in thousands)	2025	2024
Loan accretion	$25,238	$7,286
Certificates of deposit	443	287
Long-term borrowings	(998)	(989)

Tax-equivalent net interest income	$24,683	$6,584

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended September 30, 2025, September 30, 2024 and June 30, 2025 and the nine months ended September 30, 2025 and September 30, 2024.

	Three Months Ended
(Dollars in thousands)	September 30 2025	September 30 2024	June 30 2025
Net interest income, GAAP basis	$280,115	$230,256	$274,537
Tax-equivalent adjustment (1)	781	828	791

Tax-equivalent net interest income	$280,896	$231,084	$275,328

	Nine Months Ended
(Dollars in thousands)	September 30 2025	September 30 2024
Net interest income, GAAP basis	$814,707	$678,460
Tax-equivalent adjustment (1)	2,354	2,567

Tax-equivalent net interest income	$817,061	$681,027

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and nine months ended September 30, 2025 and 2024 and the three months ended June 30, 2025. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended September 30, 2025 and 2024, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended September 30, 2025 and 2024. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended September 30, 2025			Three Months Ended September 30, 2024
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$2,137,694	$24,053	4.46%	$1,387,462	$19,241	5.52%
Investment Securities:
Taxable	3,073,283	27,509	3.58%	3,218,258	30,797	3.83%
Tax-exempt	195,293	1,522	3.12%	205,080	1,461	2.85%

Total Securities	3,268,576	29,031	3.55%	3,423,338	32,258	3.77%
Loans, net of unearned income (2)(3)	24,321,283	378,654	6.18%	21,588,333	332,052	6.12%
Allowance for loan losses	(307,983)			(267,457)

Net loans	24,013,300		6.26%	21,320,876		6.20%

Total earning assets	29,419,570	$431,738	5.83%	26,131,676	$383,551	5.85%

Other assets	3,650,200			3,371,648

TOTAL ASSETS	$33,069,770			$29,503,324

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$20,020,573	$143,445	2.84%	$17,399,368	$143,313	3.28%
Short-term borrowings	155,966	1,420	3.61%	191,954	2,048	4.24%
Long-term borrowings	544,020	5,977	4.36%	748,608	7,106	3.78%

Total Interest-Bearing Liabilities	20,720,559	150,842	2.89%	18,339,930	152,467	3.31%

Noninterest-bearing deposits	6,614,586			5,957,184
Accrued expenses and other liabilities	321,165			297,344

TOTAL LIABILITIES	27,656,310			24,594,458
SHAREHOLDERS’ EQUITY	5,413,460			4,908,866

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$33,069,770			$29,503,324

NET INTEREST INCOME		$280,896			$231,084

INTEREST RATE SPREAD			2.94%			2.54%
NET INTEREST MARGIN			3.80%			3.52%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended September 30, 2025 and June 30, 2025, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended September 30, 2025 and June 30, 2025. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended September 30, 2025			Three Months Ended June 30, 2025
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$2,137,694	$24,053	4.46%	$2,026,613	$22,633	4.48%
Investment Securities:
Taxable	3,073,283	27,509	3.58%	3,022,963	26,706	3.53%
Tax-exempt	195,293	1,522	3.12%	197,180	1,536	3.12%

Total Securities	3,268,576	29,031	3.55%	3,220,143	28,242	3.51%
Loans, net of unearned income (2)(3)	24,321,283	378,654	6.18%	24,012,929	371,112	6.20%
Allowance for loan losses	(307,983)			(310,398)

Net loans	24,013,300		6.26%	23,702,531		6.28%

Total earning assets	29,419,570	$431,738	5.83%	28,949,287	$421,987	5.84%

Other assets	3,650,200			3,635,081

TOTAL ASSETS	$33,069,770			$32,584,368

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$20,020,573	$143,445	2.84%	$19,605,123	$139,156	2.85%
Short-term borrowings	155,966	1,420	3.61%	165,405	1,488	3.61%
Long-term borrowings	544,020	5,977	4.36%	550,795	6,015	4.38%

Total Interest-Bearing Liabilities	20,720,559	150,842	2.89%	20,321,323	146,659	2.89%

Noninterest-bearing deposits	6,614,586			6,597,595
Accrued expenses and other liabilities	321,165			314,310

TOTAL LIABILITIES	27,656,310			27,233,228
SHAREHOLDERS’ EQUITY	5,413,460			5,351,140

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$33,069,770			$32,584,368

NET INTEREST INCOME		$280,896			$275,328

INTEREST RATE SPREAD			2.94%			2.95%
NET INTEREST MARGIN			3.80%			3.81%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the nine-month periods ended September 30, 2025 and 2024, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the nine-month period ended September 30, 2025 and 2024. Interest income on all loans and investment securities was subject to state income taxes.

	Nine Months Ended September 30, 2025			Nine Months Ended September 30, 2024
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$2,098,511	$70,412	4.49%	$1,068,028	$44,331	5.54%
Investment Securities:
Taxable	3,048,195	81,126	3.55%	3,484,931	99,487	3.81%
Tax-exempt	196,778	4,543	3.08%	208,843	4,423	2.82%

Total Securities	3,244,973	85,669	3.52%	3,693,774	103,910	3.75%
Loans, net of unearned income (2)(3)	23,947,635	1,102,073	6.15%	21,578,981	980,413	6.07%
Allowance for loan losses	(308,868)			(263,298)

Net loans	23,638,767		6.23%	21,315,683		6.14%

Total earning assets	28,982,251	$1,258,154	5.80%	26,077,485	$1,128,654	5.78%

Other assets	3,630,874			3,357,672

TOTAL ASSETS	$32,613,125			$29,435,157

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$19,666,836	$418,889	2.85%	$16,936,116	$404,115	3.19%
Short-term borrowings	162,776	4,358	3.58%	200,555	6,336	4.22%
Long-term borrowings	549,771	17,846	4.34%	1,178,176	37,176	4.21%

Total Interest-Bearing Liabilities	20,379,383	441,093	2.89%	18,314,847	447,627	3.26%

Non-interest bearing deposits	6,561,681			5,958,668
Accrued expenses and other liabilities	322,358			300,220

TOTAL LIABILITIES	27,263,422			24,573,735
SHAREHOLDERS’ EQUITY	5,349,703			4,861,422

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$32,613,125			$29,435,157

NET INTEREST INCOME		$817,061			$681,027

INTEREST RATE SPREAD			2.91%			2.52%
NET INTEREST MARGIN			3.77%			3.49%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

Provision for Credit Losses

The provision for credit losses was $12.10 million and $47.09 million for the third quarter and first nine months of 2025, respectively, as compared to a provision for credit losses of $6.94 million and $18.46 million for the third quarter and first nine months of 2024, respectively. The provision for credit losses for the first nine months of 2025 included provision expense of $18.73 million recorded for purchased non-PCD loans from Piedmont. On a linked-quarter basis, the provision for credit losses for the second quarter of 2025 was $5.89 million. United’s provision for credit losses relates to its portfolio of loans and leases, available-for-sale securities and held-to-maturity securities are discussed in more detail in the following paragraphs.

For the quarter ended September 30, 2025, the provision for loan and lease losses was $12.10 million as compared to a provision for loan and lease losses of $6.94 million for the quarter ended September 30, 2024. The higher amount of provision expense for the third quarter of 2025 compared to the third quarter of 2024 was mainly due to increased provision for the commercial real estate nonowner-occupied (“CRE NOO”) loan segment. The provision for loan and lease losses for the first nine months of 2025 was $47.09 million as compared to a provision for loan and lease losses of $18.46 million for the first nine months of 2024. The higher amount of provision expense for the first nine months of 2025 compared to the first nine months of 2024 was mainly due to the previously mentioned provision expense of $18.73 million recorded for purchased non-PCD loans from Piedmont as well as increased provision for the CRE NOO loan segment. Net charge-offs for the third quarter of 2025 were $20.01 million as compared to net charge-offs of $3.60 million for the third quarter of 2024. During the third quarter of 2025, United recorded $16.50 million of charge-offs reflecting updated collateral valuations on two CRE NOO loans associated with the same sponsor downgraded to nonaccrual status. The loans, originated in 2018 and 2019, are collateralized by office buildings in Northern Virginia and include a full guarantee from the sponsor. During the third quarter of 2025, the sponsor experienced a significant deterioration in financial condition and concerns arose regarding the sponsor’s ability to support the credits on a long-term basis. Net charge-offs for the first nine months of 2025 were $36.40 million as compared to net charge-offs of $6.93 million for the first nine months of 2024. In addition to the two aforementioned CRE NOO loans, the higher amount of net charge-offs for the first nine months of 2025 as compared to the same time period in 2024 was primarily due to additional charge-offs within the CRE NOO, other commercial, and consumer loan segments. On a linked-quarter basis, the provision for loan and lease losses of $12.10 million for the third quarter of 2025 was an increase of $6.21 million from the provision for loan and lease losses of $5.89 million for the second quarter of 2025. The higher amount of provision expense for the third quarter of 2025 compared to the second quarter of 2025 was mainly due to increased provision for the CRE NOO loan segment and decreased provision requirements for the construction and land development loan segment. Net charge-offs were $8.35 million for the second quarter of 2025.

Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the third quarter and first nine months of 2025 were 0.33% and 0.20%, respectively, as compared to annualized net charge-offs of 0.07% and 0.04% for the third quarter and first nine months of 2024, respectively. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the second quarter of 2025 were 0.14%.

The following table shows a summary of United’s nonperforming assets including nonperforming loans and other real estate owned (“OREO”) at September 30, 2025 and December 31, 2024:

(In thousands)	September 30 2025	December 31 2024
Nonaccrual loans	$110,236	$56,460
Loans past due 90 days or more	6,631	16,940

Total nonperforming loans	$116,867	$73,400
Other real estate owned	6,891	327

Total nonperforming assets	$123,758	$73,727

At September 30, 2025, the nonaccrual balance on the two CRE NOO loans discussed above was $60.46 million.

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At September 30, 2025, the allowance for credit losses was $332.69 million as compared to $306.76 million at December 31, 2024.

At September 30, 2025, the allowance for loan and lease losses was $300.05 million as compared to $271.84 million at December 31, 2024. The increase in the allowance for loan and lease losses was primarily driven by the allowance for loan and lease losses recorded as a result of the Piedmont acquisition. The allowance for loan and lease losses at September 30, 2025 saw the largest increases in the reserves for the CRE NOO and residential real estate segments from year-end 2024 due to increased outstanding loan balances from the Piedmont acquisition and increased adjustments resulting from the reasonable and supportable forecast. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.22% at September 30, 2025 and 1.25% at December 31, 2024. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 256.75% and 370.36% at September 30, 2025 and December 31, 2024, respectively. The decrease in this ratio was due mainly to a larger increase in nonperforming loans as compared to the allowance for loan losses.

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

The third quarter of 2025 qualitative adjustments include analyses of the following:

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

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•

The forecast for real GDP increased slightly in the third quarter, from a projection of 1.40% for 2025 as of mid-June 2025 to 1.60% for 2025 as of mid-September with a projection of 1.80% for 2026. The unemployment rate forecast remained the same in the third quarter with a projection of 4.50% for 2025 as of mid-June 2025 and 4.50% for 2025 as of mid-September with a projection of 4.40% for 2026.

•	Greater risk of loss in the office portfolio within the CRE NOO loan segment due to challenging office market dynamics and stress in certain markets.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

United’s review of the allowance for loan and lease losses at September 30, 2025 produced increased reserves in three of the four loan categories as compared to December 31, 2024. The allowance related to the commercial, financial & agricultural loan pool, consisting of the owner and non-owner occupied commercial real estate and other commercial loan segments, increased $22.28 million due to the first quarter acquisition of Piedmont and increased outstanding balances as well as increased allocations for the reasonable and supportable forecast adjustment. The residential real estate loan segment reserve increased $6.93 million due to increased outstanding balances with the acquisition of Piedmont and the annual evaluation of delay periods utilized in the historical loss rate calculation. The consumer loan segment reserve increased $2.43 million primarily due to an increase in the quarterly maximum loss experience utilized within the reasonable and supportable forecast adjustment. The real estate construction and development loan segment reserve decreased $3.44 million due to reduced concern over collateral values and improved strength of the portfolio.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $11.04 million at September 30, 2025 and $11.21 million at December 31, 2024. In comparison to year-end, this element of the allowance decreased $168 thousand due to loans individually evaluated from the acquisition of Piedmont requiring allocations as well as a large United-originated office relationship with elevated collection concerns due to the impact of government efficiency efforts which resulted in the termination of leases. These increases were offset by the resolution of an office relationship that necessitated a charge-off as well as collateral liquidation on a relationship and improved collateral position on another that negated the need for continued additional reserves.

Management believes that the allowance for credit losses of $332.69 million at September 30, 2025 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in United’s footprint. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the third quarter of 2025 and 2024 was immaterial. The allowance for credit losses related to held to maturity securities was $17 thousand and $18 thousand, respectively, as of September 30, 2025 and December 31, 2024. There was no provision for credit losses recorded on available for sale investment securities for the first nine months of 2025 and 2024 and no allowance for credit losses on available for sale investment securities as of September 30, 2025 and December 31, 2024.

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

Noninterest income for the third quarter of 2025 was $43.20 million, an increase of $11.26 million or 35.26% from the third quarter of 2024. Noninterest income for the first nine months of 2025 was $104.22 million, an increase of $9.84 million or 10.43% from the first nine months of 2024.

Net gains on investment securities were $10.44 million for the third quarter of 2025 as compared to net losses on investment securities of $6.72 million for the third quarter of 2024. For the first nine months of 2025, net gains on investment securities were $11.39 million as compared to net losses on investment securities of $7.03 million for the first nine months of 2024. The net gains in the third quarter and first nine months of 2025 were primarily due to a net increase in the fair value of equity securities reflecting common stock net appreciation at September 30, 2025, from the prior quarter-end. The net losses in the third quarter and first nine months of 2024 were due to sales of AFS investment securities and a decline in the fair value of equity securities partially offset by the exchange of VISA shares.

Fees from brokerage services for the third quarter and first nine months of 2025 increased $1.19 million or 23.48% and $1.47 million or 9.62%, respectively, from the third quarter and first nine months of 2024. The increases in fees from brokerage services for 2025 were primarily due to higher volume.

Fees from deposit services for the first nine months of 2025 increased $1.41 million or 5.07% from the first nine months of 2024. In particular, debit card, overdraft, and account analysis fees increased for the first nine months of 2025 as compared to the first nine months of 2024.

Income from mortgage banking activities totaled $2.50 million and $7.58 million for the third quarter and first nine months of 2025, respectively, compared to $4.54 million and $13.74 million for the third quarter and first nine months of 2024, respectively. The decreases for 2025 as compared to 2024 were mainly due to lower mortgage loan origination and sale volume. For the three months ended September 30, 2025 and 2024, mortgage loan sales were $104.06 million and $171.32 million, respectively. For the nine months ended September 30, 2025 and 2024, mortgage loan sales were $303.86 million and $523.33 million, respectively. Mortgage loans originated for sale were $91.23 million and $283.72 million for the third quarter and first nine months of 2025, respectively, as compared to $151.33 million and $513.56 million for the third quarter and first nine of 2024, respectively.

Mortgage loan servicing income for the first nine months of 2025 decreased $8.96 million from the first nine months of 2024. This 100% decrease in 2025 from the same time period in 2024 was due to the sale of United’s remaining mortgage servicing portfolio in the second half of 2024.

Income from bank-owned life insurance for the first nine months of 2025 increased $2.45 million or 30.62% from the first nine months of 2024. These increases were primarily due to death proceeds of $1.28 million in the first nine months of 2025 as well as income from the bank-owned life insurance policies added from the Piedmont acquisition and an increase in the cash surrender values primarily due to the impact of higher market values of underlying investments.

On a linked-quarter basis, noninterest income for the third quarter of 2025 was $43.20 million, an increase of $11.74 million, or 37.33%, from the second quarter of 2025, driven by increases in net gains on investment securities of $10.02 million and fees from brokerage services of $1.40 million. As previously mentioned, net gains on investment securities of $10.44 million for the third quarter of 2025 were primarily due to unrealized fair value gains on equity securities reflecting common stock appreciation at September 30, 2025, from the prior quarter-end. The increase in fees from brokerage services was primarily due to higher volume.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense for the third quarter of 2025 was $146.74 million, which was an increase of $11.40 million or 8.42% from the third quarter of 2024. For the first nine months of 2025, noninterest expense was $448.33 million, which was an increase of $37.48 million or 9.12% from the first nine months of 2024. Generally, these increases in the 2025 time periods related primarily to the expenses associated with the additional employees and branch offices from the Piedmont acquisition. In addition, merger-related expenses within the non-interest expense category from the Piedmont acquisition increased $11.07 million for the first nine months of 2025 from the first nine months of 2024.

Employee compensation for the third quarter and first nine months of 2025 increased $5.61 million or 9.59% and $11.61 million or 6.59%, respectively, from the third quarter and first nine months of 2024. The increases in employee compensation were due primarily to the additional employees from the Piedmont acquisition as well as higher employee incentives. In addition, $1.46 million in merger-related expenses were recognized in the first nine months of 2025.

Employee benefits expense for the third quarter and first nine months of 2025 increased $1.56 million or 11.90% and $1.46 million or 3.67%, respectively, from the third quarter and first nine months of 2024. This increase was primarily due to increased health insurance costs due to a higher amount of claims and the additional employees from the Piedmont acquisition partially offset by a decline in expenses for postretirement benefits.

Net occupancy for the third quarter and first nine months of 2025 increased $1.22 million or 10.80% and $2.60 million or 7.43%, respectively, from the third quarter and first nine months of 2024. These increases were due mainly to increased building rental, maintenance, and depreciation costs primarily as a result of the Piedmont acquisition.

Equipment expense for the first nine months of 2025 increased $3.46 million or 15.58% from the first nine months of 2024. This increase was due to higher equipment maintenance expense.

Data processing expense for the first nine months of 2025 increased $2.33 million or 10.50% from the first nine months of 2024 due to increased processing from the Piedmont acquisition.

Mortgage servicing and impairment expense for first nine months of 2025 decreased $2.43 million from the first nine months of 2024 due to the sale of the remaining loans serviced by United in 2024.

FDIC expense for the first nine months of 2025 decreased $2.25 million or 14.17% from the first nine months of 2024. FDIC insurance expense for the first nine months of 2024 included $2.1 million in expense for the FDIC’s special assessment resulting from the FDIC’s revised loss estimates to the Deposit Insurance Fund.

Other expense for the third quarter of 2025 increased $1.96 million or 6.17% from the third quarter of 2024 due primarily to increases of $1.43 million for the amortization of core deposit intangibles due mainly to the Piedmont acquisition, $1.42 million for the amortization of investment tax credits and $930 thousand for consulting and legal fees partially offset by a decline of $2.62 million in operational losses due primarily due to fewer fraud losses. Other expense for the first nine months of 2025 increased $20.78 million or 21.96% from the first nine months of 2024. Within other expense, merger-related expenses increased $5.41 million and the expense for the reserve for unfunded commitments increased $4.46 million, which includes $4.06 million for the expense related to the reserve for the acquired unfunded loan commitments from Piedmont. In addition, consulting and legal fees increased $5.67 million, advertising expense increased $1.31 million, business franchise taxes increased $1.31 million and automated teller machine (“ATM”) fees increased $1.23 million. The amortization of core deposit intangibles increased $4.29 million due mainly to the Piedmont acquisition.

On a linked-quarter basis, noninterest expense for the third quarter of 2025 of $146.74 million was flat from the second quarter of 2025, slightly decreasing $1.28 million, or less than 1%. The decrease in noninterest expense was driven by a $3.53 million decrease in other noninterest expense. Within other noninterest expense, the expense on the reserve for unfunded commitments declined $2.43 million primarily due to a decrease in the modeled loss rate within certain loan portfolios partially offset by an increase in the outstanding balance of loan commitments from the prior quarter-end. In addition, consulting and legal fees declined $1.31 million and merger expenses decreased $910 thousand. Partially offsetting these decreases in noninterest expense were a $1.16 million increase in employee compensation and a $1.21 million increase in employee benefits. Additionally, within other noninterest expense, investment tax credit amortization increased $1.36 million for the third quarter of 2025 as compared to the second quarter of 2025. The increase in employee compensation was primarily due to higher employee headcount and brokerage commissions. The increase in employee benefits was primarily due to higher postretirement benefit costs.

Income Taxes

For the third quarter of 2025, income tax expense was $33.74 million as compared to $24.65 million in the third quarter of 2024. The increase of $9.09 million in income tax expense for the third quarter of 2025 as compared to the third quarter of 2024 was primarily due to higher earnings partially offset by a slightly lower effective tax rate. For the first nine months of 2025, income tax expense was $87.73 million as compared to $64.93 million in the first nine months of 2024. The increase of $22.80 million in income tax expense for the first nine months of 2025 was due mainly to an increase in earnings and a higher effective tax rate. On a linked-quarter basis, income tax expense increased $2.37 million from the second quarter of 2025 due mainly to increased earnings partially offset by a slightly lower effective tax rate. For the quarters ended September 30, 2025 and 2024, United’s effective tax rate was 20.51% and 20.56%, respectively. The effective tax rate for the first nine months of 2025 and 2024 was 20.72% and 18.90%, respectively. For the quarter ended June 30, 2025, United’s effective tax rate was 20.62%.

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

During the first nine months of 2025, United increased its interest-bearing deposit balance at the FRB by $178.69 million to $2.15 billion. The change in the balance at the FRB was mostly the result of a $2.92 billion increase in total deposits and $132.96 million of net sales, maturities, and paydowns in the available for sale debt securities portfolio partially offset by loan growth of $848.33 million and declines of $7.08 million and $10.20 million, respectively, in securities sold under agreements to repurchase and FHLB advances.

For the nine months ended September 30, 2025, cash of $359.99 million was provided by operating activities due mainly to net income of $335.78 million. Net cash of $676.59 million was used in investing activities which was primarily due to $848.33 million of portfolio loan growth and net proceeds of $100.68 million from the sales, maturities, redemptions and calls of investment securities over purchases partially offset by net cash received of $77.47 million in the Piedmont acquisition. During the first nine months of 2025, net cash of $543.08 million was provided by financing activities due primarily to growth in deposits of $816.29 million partially offset by cash dividends paid of $156.52 million and cash used of $79.41 million to repurchase shares of United common stock and $20.58 million to redeem subordinated notes assumed in the Piedmont acquisition. The net effect of the cash flow activities was an increase in cash and cash equivalents of $226.48 million for the first nine months of 2025.

At September 30, 2025, United had an unused borrowing amount at the FHLB of approximately $8.97 billion subject to delivery of collateral after certain trigger points and $4.77 billion without the delivery of additional collateral. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $280 million, all of which was available at September 30, 2025. At September 30, 2025, United’s borrowing capacity for the FRB Discount Window was $4.64 billion. United did not have any borrowings from the FRB’s Discount Window during the first nine months of 2025.

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.67% at September 30, 2025 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.40%, 13.40% and 11.34%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $5.45 billion at September 30, 2025, which was an increase of $452.49 million or 9.06% from December 31, 2024. This increase is primarily due to increases of $20.34 million and $268.77 million to common stock and surplus, respectively, related to the Piedmont acquisition and $177.23 million in retained earnings (net income less dividends declared). During the first nine months of 2025, United repurchased 2,284,282 shares of its common stock at an average price of $34.53 per share.

United’s equity to assets ratio was 16.30% at September 30, 2025 as compared to 16.63% at December 31, 2024. The primary capital ratio, capital and reserves to total assets and reserves, was 17.13% at September 30, 2025 as compared to 17.47% at December 31, 2024. United’s average equity to average asset ratio was 16.37% for the third quarter of 2025 as compared to 16.64% the third quarter of 2024. United’s average equity to average asset ratio was 16.40% for the first nine months of 2025 as compared to 16.52% for the first nine months of 2024. All of these financial measurements reflect a financially sound position.

During the third quarter of 2025, United’s Board of Directors declared a cash dividend of $0.37 per share. Cash dividends were $1.11 per common share for the first nine months of 2025. Total cash dividends declared were $52.46 million for the third quarter of 2025 and $158.54 million for the first nine months of 2025 as compared to $50.21 million for the third quarter of 2024 and $150.63 million for the first nine months of 2024, respectively.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2025 and December 31, 2024:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	September 30, 2025	December 31, 2024
+200	3.96%	2.82%
+100	2.39%	1.75%
-100	(0.50%)	0.26%
-200	(0.34%)	0.40%

At September 30, 2025, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.39% over one year as compared to an increase by 1.75% at December 31, 2024. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.96% over one year as of September 30, 2025, as compared to an increase of 2.82% as of December 31, 2024. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.50% over one year as of September 30, 2025 as compared to an increase of 0.26% over one year as of December 31, 2024. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.34% over one year as of September 30, 2025 as compared to an increase of 0.40% over one year as of December 31, 2024.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 4.56% in year two as of September 30, 2025. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 8.01% in year two as of September 30, 2025. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 3.09% in year two as of September 30, 2025. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 6.37% in year two as of September 30, 2025.

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

At September 30, 2025, United’s mortgage related securities portfolio had an amortized cost of $1.8 billion, of which approximately $905.8 million or 49% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay and accretion directed (“VADMs”) bonds having an average life of approximately 4.5 years and a weighted average yield of 3.10%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 6.2 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 14.7%, or less than the price decline of a 7-year treasury note. By comparison, the price decline of a 30-year 5% current coupon mortgage-backed security (“MBS”) in rates higher by 300 basis points would be approximately 20.8%.

United had approximately $338.2 million in fixed rate Commercial mortgage-backed Securities (“CMBS”) with a projected yield of 1.94% and a projected average life of 4.4 years on September 30, 2025. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8.6 years.

United had approximately $20.5 million in 15-year mortgage-backed securities with a projected yield of 3.99% and a projected average life of 3.9 years as of September 30, 2025. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (“WALA”) of 5.7 years and a WAM of 9.5 years.

United had approximately $302.6 million in 20-year mortgage-backed securities with a projected yield of 2.14% and a projected average life of 5.8 years on September 30, 2025. This portfolio consisted of seasoned 20-year mortgage paper with a WALA of 4.5 years and a WAM of 15.2 years.

United had approximately $218.3 million in 30-year mortgage-backed securities with a projected yield of 3.93% and a projected average life of 7.4 years on September 30, 2025. This portfolio consisted of seasoned 30-year mortgage paper with a WALA of 5.8 years and a WAM of 22.5 years.

The remaining 3% of the mortgage related securities portfolio on September 30, 2025, included floating rate CMO, CMBS and mortgage-backed securities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2025, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2025 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There have been no changes in United’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2025, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the quarter ended September 30, 2025 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2025:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans (3)	Maximum Number of Shares that May Yet be Purchased Under the Plans (3)
7/01 – 7/31/2025	260,348	$36.55	260,348	2,562,064
8/01 – 8/31/2025	454,505	$35.70	454,500	2,107,564
9/01 – 9/30/2025	20,607	$36.98	20,607	2,086,957

Total	735,460	$36.04	735,455

(1)
Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended September 30, 2025, no shares were exchanged by participants in United’s long-term incentive plans.

(2)
Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2025, the following shares were purchased for the deferred compensation plan: August 2025 – 5 shares at an average price of $37.78.

(3)
In May of 2022, United’s Board of Directors approved a repurchase plan to repurchase up to 4,750,000 shares of United’s common stock on the open market (the “2022 Plan”). The timing, price and quantity of purchases under the plan is at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances. For the quarter ended September 30, 2025, United repurchased 260,348 shares in July, 2025, 454,500 shares in August, 2025 and 20,607 shares in September, 2025 under the 2022 Plan.

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
or may represent a
non-Rule
10b5-1
trading arrangement under the Securities Exchange Act of 1934, as amended. During the quarter ended September 30, 2025, none of our directors or executive officers adopted, modified or terminated any “Rule
10b5-1
trading arrangement” or any
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

UNITED BANKSHARES, INC.
(Registrant)

Date: November 7, 2025	/s/ Richard M. Adams, Jr.
	Name:	Richard M. Adams, Jr.
	Title:	Chief Executive Officer

Date: November 7, 2025	/s/ W. Mark Tatterson
	Name:	W. Mark Tatterson
	Title:	Chief Financial Officer