Form 10-K
period 2025-12-31
UNITED BANKSHARES INC/WV
filed 2026-02-27
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM
10-K
☒
ANNUAL REPORT PURSUANT TO SECTION 13
OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
For the Fiscal Year Ended
December 31, 2025
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
on June 30, 2025, was approximately
$
4,995,534,716
.
As of January 31, 2026, United Bankshares, Inc. had
139,419,485
shares of common stock outstanding with a par value of
$2.50
.

Auditor Firm PCAOB ID: 42	Auditor Name: Ernst & Young LLP	Auditor Location: Charleston, WV, USA
Documents Incorporated By Reference
Certain specifically designated portions of the Definitive Proxy Statement for the United Bankshares, Inc. 2026 Annual Shareholders’ Meeting to be held on May 13, 2026 are incorporated by reference in Part III of this Form 10-K.

UNITED BANKSHARES, INC.

FORM 10-K

(Continued)

As of the date of filing this Annual report, neither the annual shareholders’ report for the year ended December 31, 2025, nor the proxy statement for the annual United shareholders’ meeting has been mailed to shareholders.

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

Business of United

As a financial holding company, United’s present business is community banking. As of December 31, 2025, United’s consolidated assets approximated $33.7 billion and total shareholders’ equity approximated $5.5 billion.

United is permitted to acquire other banks and bank holding companies, as well as thrift institutions. United is also permitted to engage in certain non-banking activities which are closely related to banking under the provisions of the Bank Holding Company Act and the Federal Reserve Board’s Regulation Y. Management continues to consider such opportunities as they arise, and in this regard, management from time to time makes inquiries, proposals, or expressions of interest as to potential opportunities, and engages in acquisition discussions, due diligence and negotiations.

On January 10, 2025, United consummated its acquisition of Piedmont Bancorp, Inc. (“Piedmont”), the parent company of The Piedmont Bank, a Georgia state-chartered bank, with sixteen locations in the State of Georgia. Piedmont was a single bank holding company headquartered in Atlanta, Georgia with total assets of approximately $2.4 billion, total loans of approximately $2.1 billion, total liabilities of approximately $2.2 billion, total deposits of approximately $2.1 billion, and total shareholders’ equity of approximately $202 million as of the merger date. The acquisition of Piedmont allowed United entrance into the greater-Atlanta area marked with robust growth opportunities. On December 3, 2021, United completed its acquisition of Community Bankers Trust Corporation (“Community Bankers Trust”), the parent company of Essex Bank (“Essex”) with $1.8 billion in assets, headquartered in Richmond, Virginia. The acquisition of Community Bankers Trust enhanced United’s existing presence in the DC Metro Metropolitan Statistical Area (“MSA”) and took United into new markets including Baltimore, Annapolis, Lynchburg, Richmond, and the Northern Neck of Virginia. It also strategically connected our Mid-Atlantic and Southeast footprints. On May 1, 2020, United completed its acquisition of Carolina Financial Corporation (“Carolina Financial”), the parent company of CresCom Bank (“CresCom”) with $5.0 billion in assets, headquartered in Charleston, South Carolina. The acquisition of Carolina Financial broadened United’s footprint in the Southeast region with some of the most desirable banking markets in the nation. Prior to Carolina Financial, United more than doubled its size through three acquisitions in less than three and a half years. In January 2014, United closed its acquisition of Virginia Commerce Bancorp, Inc., followed by the November 2015 announcement of the Bank of Georgetown transaction which closed June 2016. In August 2016, United announced the Cardinal Financial Corporation acquisition which closed April 2017.

Business of Subsidiaries

United, through its subsidiaries, engages primarily in community banking offering many types of products and services permitted by law and regulation. Included among the banking services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, commercial, and floor plan loans; and the making of construction and real estate loans. Also offered are individual retirement accounts, safe deposit boxes, wire transfers and other standard banking products and services. As part of its lending function, United Bank offers credit card services.

United Bank maintains a trust department which acts as trustee under wills, trusts and pension and profit-sharing plans, as executor and administrator of estates, and as guardian for estates of minors and incompetents, and in addition performs a variety of investment and security services. United Bank provides services to its correspondent banks such as the buying and selling of federal funds.

As of December 31, 2025 and 2024, United’s business activities are confined to one operating segment, United Bank, and one reportable segment, community banking. At December 31, 2023, United had three operating segments: United Bank, George Mason Mortgage, LLC (“George Mason”) and Crescent Mortgage Company (“Crescent”), and two reporting segments: community banking and mortgage banking. However, during the first quarter of 2024, United consolidated the mortgage origination and sales business of George Mason and Crescent with that of United Bank. United previously exited the third-party origination (“TPO”) business during the fourth quarter of 2023.

United Brokerage Services, Inc., a wholly-owned subsidiary of United Bank, is a fully-disclosed broker/dealer and a Registered Investment Advisor regulated by the Financial Industry Regulatory Authority (“FINRA”) and the SEC. It is a member of the Securities Investor Protection Corporation. United Brokerage Services, Inc. offers a wide range of investment products as well as comprehensive financial planning and asset management services to the general public.

United Bank is a member of a network of automated teller machines known as the New York Currency Exchange (“NYCE”) ATM network. The NYCE is an interbank network connecting the ATMs of various financial institutions in the United States and Canada.

United Bank offers secure Digital Banking for consumer and commercial customers. Digital Banking is available on a multitude of devices to include a browser-based experience, mobile (Apple, Android) and tablet applications. Digital Banking allows customers to manage their financial lives from any place they can access the internet (cellular or Wi-Fi). Customers can quickly check balances, pay bills, complete internal and Zelle® transfers, all from the convenience of their devices. They can also set up text and email alerts to notify them of large transactions and help them avoid overdraft fees. Commercial customers have many of the same services, including balance inquiry, cash management, sweeps and wire transfers. Consumers can also research United Bank products and open deposit accounts online and apply for mortgages from United Bank’s website.

United Bank also offers an automated telephone banking system, Telebanc, which allows customers to access their personal account(s) or business account(s) information from a touch-tone telephone.

Lending Activities

United’s loan and lease portfolio, net of unearned income, increased $3.0 billion or 14.01% in 2025 mainly as a result of the Piedmont acquisition which added $2.02 billion, including purchase accounting amounts, in portfolio loans. The loan and lease portfolio is mainly comprised of commercial, real estate and consumer loans including credit card and home equity loans. Since year-end 2024, commercial, financial and agricultural loans increased $2.4 billion or 20.14% as a result of a $2.0 billion or 22.98% increase in commercial real estate loans and a $433.5 million or 12.90% increase in commercial loans (not secured by real estate). Residential real estate loans increased $590.9 million or 10.73% and construction and land development loans increased $61.9 million or 1.76%, while consumer loans remained flat, decreasing $5.9 million or less than 1%.

Commercial Loans and Leases

The commercial loan and lease portfolio consists of loans and leases to business borrowers primarily in small to mid-size industrial and commercial companies, as well as automobile dealers, service, retail and wholesale merchants. Collateral securing these loans includes equipment, machinery, inventory, receivables, vehicles and commercial real estate. Commercial loans and leases are considered to contain a higher level of risk than other loan types although care is taken to minimize these risks. Numerous risk factors impact this portfolio including industry specific risks such as economy, new technology, labor rates and cyclicality, as well as customer specific factors, such as cash flow, financial structure, operating controls and asset quality. United diversifies risk within this portfolio by closely monitoring industry concentrations and portfolios to ensure that they do not exceed established lending guidelines. Diversification is intended to limit the risk of loss from any single unexpected economic event or trend. Underwriting standards require a comprehensive credit analysis and independent evaluation of virtually all larger balance commercial loans by the loan committee prior to approval.

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

As of December 31, 2025, approximately $599.2 million or 2.43% of United’s loan portfolio were real estate loans that met the regulatory definition of a high loan-to-value loan. A high loan-to-value real estate loan is defined as any loan, line of credit, or combination of credits secured by liens on or interests in real estate that equals or exceeds a certain percentage established by United’s primary regulator of the real estate’s appraised value, unless the loan has other appropriate credit support. The certain percentage varies depending on the loan type and collateral. Appropriate credit support may include mortgage insurance, readily marketable collateral, or other acceptable collateral that reduces the loan-to-value ratio below the certain percentage.

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

Underwriting Standards

United’s loan underwriting guidelines and standards are updated periodically and are presented for approval by the Board of Directors of United Bank. The purpose of the standards and guidelines is to grant loans on a sound and collectible basis; to invest available funds in a safe, profitable manner; to serve the legitimate credit needs of the communities of United’s primary market areas; and to ensure that all loan applicants receive fair and equal treatment in the lending process. It is the intent of the underwriting guidelines and standards to minimize loan losses by carefully investigating the credit history of each applicant, verify the source of repayment and the ability of the applicant to repay, collateralize those loans in which collateral is deemed to be required, exercise care in the documentation of the application, review, approval, and origination process, and administer a comprehensive loan collection program.

United’s underwriting standards and practices are designed to originate both fixed and variable rate loan products in a manner which is consistent with the prudent banking practices applicable to these exposures. Typically, both fixed and variable rate loan underwriting practices incorporate conservative methodology, including the use of stress testing for commercial loans, and other product-appropriate measures designed to provide an adequate margin of safety for the full collection of both principal and interest within contractual terms. Consumer real estate secured loans are underwritten to the initial rate, and to a higher assumed rate commensurate with normal market conditions. Therefore, it is the intent of United’s underwriting standards to ensure that adequate primary repayment capacity exists to address both future increases in interest rates, and fluctuations in the underlying cash flows available for repayment. Historically, and at December 31, 2025, United has not offered “teaser rate” loans, and had no loan portfolio products which were specifically designed for “sub-prime” borrowers. Management defines “sub-prime” borrowers as consumer borrowers with a credit score of less than 660.

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

Loan Concentrations

United has commercial loans, including real estate and owner-occupied, income-producing real estate and land development loans, of approximately $17.8 billion as of December 31, 2025. These loans are primarily secured by real estate located in West Virginia, southeastern Ohio, southwestern Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, Georgia and the District of Columbia. United categorizes these commercial loans by industry according to the North American Industry Classification System (“NAICS”) to monitor the portfolio for possible concentrations in one or more industries. As of the most recent fiscal year-end, United has one such industry classification that exceeded 10% of total loans. As of December 31, 2025, approximately $11.9 billion or 48.16% of United’s total loan portfolio were for real estate and construction. The loans were originated by United’s subsidiary bank using underwriting standards as set forth by management. United’s loan administration policies are focused on the risk characteristics of the loan portfolio, including commercial real estate loans, in terms of loan approval and credit quality. It is the opinion of management that these loans do not pose any unusual risks and that adequate consideration has been given to the above loans in establishing the allowance for loan losses.

United does not have a loan classification concentration in the restaurants, hotel and accommodations industry. As of December 31, 2025, approximately $1.6 billion or 6.40% of United’s total loan portfolio were to hotels and other traveler accommodations. In addition, United does not have a loan classification concentration in the mining, quarrying and oil and gas extraction industry. As of December 31, 2025, approximately $322.5 million or 1.30% of United’s total loan portfolio were for the purpose of extracting, manufacturing and distributing oil, coal and natural gas.

Secondary Markets

United generally originates loans within the primary market areas of United Bank. United may from time to time make loans to borrowers and/or on properties outside of its primary market areas as an accommodation to its existing customers.

United Bank originates residential real estate loans for resale in the secondary market. Mortgage loan originations are generally intended to be sold in the secondary market on a best efforts or mandatory basis. Servicing rights are not retained.

During 2025, United originated $370.9 million of real estate loans for sale in the secondary market and sold $383.9 million of loans designated as held for sale in the secondary market. Net gains on the sales of these loans during 2025 were $9.6 million.

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

Sources of funds for investment activities include “core deposits”. Core deposits include certain demand deposits, savings and NOW accounts. These deposits are relatively stable and they are the lowest cost source of funds available to United. Short-term borrowings have also been a source of funds. These include federal funds purchased, securities sold under agreements to repurchase and FHLB borrowings.

United’s investment portfolio is comprised of a significant amount of mortgage-backed securities, asset-backed securities, obligations of states and political subdivisions, U.S. Treasury securities and obligations of U.S. Government corporations and agencies and corporate securities. Obligations of states and political subdivisions are comprised of primarily “investment grade” rated municipal securities. Interest and dividends on securities for the years of 2025, 2024, and 2023 were $112.0 million, $133.3 million, and $151.1 million, respectively. For the year of 2025, United did not recognize any realized net gains or losses on sales of securities. For the years of 2024 and 2023, United realized net losses on sales of securities of $11.7 million and $7.7 million, respectively.

Human Capital

At United, one of our key competitive advantages is our people. Investment in our human capital is a top priority for the Company. As of December 31, 2025, United and its subsidiaries had 2,694 actual employees and officers. Of the 2,694 actual employees and officers, 2,612 were employed in the community banking segment and 82 were employed in a general support and administrative function for the Company. None of these employees are represented by a collective bargaining unit and management considers employee relations to be excellent. We emphasize positive attitudes, communication, teamwork, goal attainment, personal growth, and the pursuit of excellence when it comes to delivering high-quality service to our customers and fellow employees.

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

We are committed to providing a safe and healthy work environment for our employees and offer services to foster the best physical, mental, and social well-being of our workforce. United’s Employee Assistance Program provides all employees a comprehensive and personalized process with a tailored approach to meet employees where they are and support them through whatever journey they may be facing. The Employee Assistance Program provides unlimited phone access for information, resources, and referrals and provides sessions with a counselor for the employee and their family members. The employee, and their family, can also take advantage of a host of web-based resources the program provides.

The commitment to our employees and their family’s well-being is at the forefront for United and allows us to be competitive in attracting and retaining top talent and ensuring our employee benefits remain competitive when compared with other institutions.

Competition

United faces a high degree of competition in all of the markets it serves. We face strong competition in gathering deposits, making loans and obtaining client assets for management by our investment or trust operations. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia MSAs: the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and Washington and Fayette county in Pennsylvania primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties or in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington,

D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. Through its acquisition of Carolina Financial, United’s market also includes the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Richland and Lexington Counties), and the Upstate (Greenville and Spartanburg Counties) areas as well as areas in North Carolina including Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties), Charlotte-Concord-Gastonia (NC and SC) and the southeastern coastal region of North Carolina (Bladen, Brunswick, Columbus, Cumberland, Duplin and Robeson Counties). Through its acquisition of Community Bankers Trust, United added new markets in Baltimore and Annapolis, Maryland and Lynchburg and Richmond, Virginia as well as the Northern Neck of Virginia. Through its acquisition of Piedmont, United added the Atlanta, Georgia MSA to its market area. United considers all of the above locations to be the primary market areas for its business.

With prior regulatory approval, Virginia banks are permitted unlimited branch banking throughout each state. In addition, interstate acquisitions of and by Virginia banks and bank holding companies are permissible on a reciprocal basis, as well as reciprocal interstate acquisitions by thrift institutions. These conditions serve to intensify competition within United’s market.

As of December 31, 2025, there were 61 bank holding companies operating in the State of West Virginia registered with the Federal Reserve System and the West Virginia Board of Banking and Financial Institutions, 93 bank holding companies operating in the Commonwealth of Virginia registered with the Federal Reserve System and the Virginia State Corporation Commission, 64 bank holding companies operating in the State of North Carolina registered with the Federal Reserve System and the N.C. Office of the Commissioner of Banks, 66 bank holding companies operating in the State of South Carolina registered with the Federal Reserve System and the South Carolina State Board of Financial Institutions and 158 bank holding companies operating in the State of Georgia registered with the Federal Reserve System and the Georgia Department of Banking and Finance. These holding companies are headquartered in various states and control banks throughout West Virginia, Virginia, North Carolina, South Carolina and Georgia, which compete for business as well as for the acquisition of additional banks. For further discussion, see the section captioned “United operates in a highly competitive market” in Item 1A. Risk Factors.

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

The Federal Reserve Board, in its Regulation Y, permits financial holding companies to engage in preapproved non-banking activities closely related to banking or managing or controlling banks. Approval of the Federal Reserve Board is necessary to engage in certain other non-banking activities which are not preapproved or to make acquisitions of corporations engaging in these activities. In addition, on a case-by-case basis, the Federal Reserve Board may approve other non-banking activities. A financial holding company may also engage in financial activities, including securities underwriting and dealing, insurance agency and underwriting activities, and merchant banking activities, among others.

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

United Bank, as a Virginia state member bank, is subject to supervision, examination, and regulation by the Federal Reserve Board, and as such, is subject to applicable provisions of the Federal Reserve Act and regulations issued thereunder. United Bank is subject to the Virginia banking statutes and regulations, and is primarily regulated by the Virginia Bureau of Financial Institutions. As a member of the Federal Deposit Insurance Corporation (“FDIC”), United Bank’s deposits are insured as provided by federal law. Bank regulatory authorities regularly examine revenues, loans, investments, management practices, and other aspects of United Bank. These examinations are conducted primarily to protect depositors and not shareholders. In addition to these regular examinations, United Bank must furnish to regulatory authorities quarterly reports containing full and accurate statements of its affairs.

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

SEC regulations require us to disclose certain types of business and financial data on a periodic basis to the SEC and to our shareholders. We are required to file annual, quarterly and current reports with the SEC. We prepare and file an annual report on Form 10-K with the SEC that contains detailed financial and operating information, as well as a management response to specific questions about United’s operations. SEC regulations require that our annual reports to shareholders contain certified financial statements and other specific items such as management’s discussion and analysis of our financial condition and results of operations. We must also file quarterly reports with the SEC on Form 10-Q that contain detailed financial and operating information for the prior quarter and we must file current reports on Form 8-K to provide the public with information on recent material events.

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

Deposit Insurance

The deposits of United Bank are insured by the FDIC to the extent provided by law. Accordingly, United Bank is also subject to regulation by the FDIC. United Bank is subject to deposit insurance assessments to maintain the Deposit Insurance Fund (“DIF”) of the FDIC. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a risk matrix that takes into account a bank’s capital level and supervisory rating (CAMELS rating) and certain financial measures to assess an institution’s ability to withstand asset-related stress and funding-related stress. The risk matrix utilizes four risk categories that are distinguished by capital levels and supervisory ratings.

On October 18, 2022, the FDIC adopted a final rule that increased the initial base deposit insurance assessment rates for insured depository institutions by 2 basis points, beginning with the first quarterly assessment period of 2023. The increased assessment rate schedules remain in effect unless and until the reserve ratio of the DIF meets or exceeds 2 percent. As a result of the rule, the FDIC insurance costs of insured depository institutions, including United Bank, have generally increased.

On November 16, 2023, the FDIC issued a final rule to implement a special assessment to recover the loss to the DIF associated with protecting uninsured depositors following the closures of Silicon Valley Bank and Signature Bank. The Federal Deposit Insurance Act (“FDI Act”) required the FDIC to take this action in connection with the systemic risk determination announced on March 12, 2023. The special assessment did not apply to any banking organization (defined to include FDIC-insured financial institutions that are not subsidiaries of a holding company and FDIC–insured financial institutions that are subsidiaries of a holding company with one or more FDIC–insured financial institution subsidiaries) with less than $5 billion in total consolidated assets. The assessment base for the special assessment is equal to an insured depository institution’s (“IDI’s”) estimated uninsured deposits reported as of December 31, 2022, adjusted to exclude the first $5 billion, applicable either to the IDI, if an IDI is not a subsidiary of a holding company, or at the banking organization level, to the extent that an IDI is part of a holding company with one or more subsidiary IDIs. The special assessment was to be collected at an annual rate of approximately 13.4 basis points for an anticipated total of eight quarterly assessment periods. In December 2025, the FDIC adopted an interim rule to adjust the special assessment, as initial estimates showed the original eight-quarter plan might slightly over-collect compared to actual losses. The rate for the final quarter (the first quarter of 2026) was reduced from 3.36 basis points to 2.97 basis points to align with the revised loss estimates. Because the cumulative amount collected through the initial eight-quarter special assessment period is projected to equal the FDIC’s loss estimate, the additional two quarters of extended assessment period was removed. The interim final rule also requires the FDIC to provide an offset to regular quarterly deposit insurance assessments for institutions subject to the special assessment if the aggregate amount collected exceeds estimated losses following the resolution of pending litigation, and again following the termination of the receiverships. As provided for in the special assessment rule, if losses at the termination of the receiverships exceed the amount collected, the FDIC will implement a one-time final shortfall special assessment to ensure the full amount of actual losses is recovered as required by law.

Capital Requirements

United and United Bank are each required to comply with applicable capital adequacy standards established by the Federal Reserve Board (the “Basel III Capital Rules”). The Basel III Capital Rules define qualifying capital instruments and specify minimum amounts of capital as a percentage of assets that banking organizations are required to maintain. Under the Basel III Capital Rules, risk-based capital ratios are calculated by dividing Common Equity Tier 1

(“CET1”) capital, Tier 1 capital and total capital, respectively, by risk-weighted assets. Assets and off-balance sheet credit equivalents are assigned a risk weight based primarily on supervisory assessments of relative credit risk. Since fully phased in on January 1, 2019, the Basel III Capital Rules require United and United Bank to maintain the following:

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

The Basel III Capital Rules also provide for a number of deductions from and adjustments to CET1. As non-advanced approaches organizations under the Basel III Capital Rules, United and United Bank are subject to rules that provide for simplified capital requirements relating to the threshold deductions. These include, for example, the requirement that certain deferred tax assets and significant investments in non-consolidated financial entities be deducted from CET1 to the extent that any one such category exceeds 25% of CET1.

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

In March 2020, the federal bank regulatory agencies issued an interim final rule that provided banking organizations that were required under U.S. GAAP (as of January 2020) to implement CECL before the end of 2020 the option to delay for two years an estimate of the effect of CECL on regulatory capital, relative to the incurred loss methodology’s effect on regulatory capital, followed by a three-year transition period (five-year transition option). We elected to adopt the five-year transition option; therefore, our 2024 regulatory capital ratios reflect this election, but 2025 regulatory capital ratios include the full impact from CECL now that the phase-in period has ended.

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

In July 2023, the federal banking regulators proposed revisions to the Basel III Capital Rules to implement the Basel Committee’s 2017 standards and make other changes to the Basel III Capital Rules. The proposal introduced revised credit risk, equity risk, operational risk, credit valuation adjustment risk and market risk requirements, among other changes. However, the revised capital requirements of the proposed rule would not apply to United or United Bank because they each have less than $100 billion in total consolidated assets and trading assets and liabilities below the threshold for market risk requirements. Federal banking regulators indicated they intend to issue a revised proposal in 2026.

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

United Bank was considered a “well capitalized” institution as of December 31, 2025. Well-capitalized institutions are permitted to engage in a wider range of banking activities, including among other things, the accepting of “brokered deposits,” and the offering of interest rates on deposits higher than the prevailing rate in their respective markets.

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

In October 2024, the CFPB issued a final rule requiring providers of payment accounts or products, such as a bank, to make data available to consumers upon request regarding the products or services they obtain from the provider, and to third parties, with the consumer’s express authorization, for the purpose of such third parties providing the consumer with financial products or services requested by the consumer. Data required to be made available under the rule includes transaction information, account balance, account and routing numbers, terms and conditions, upcoming bill information, and certain account verification data. The rule is the subject of litigation, which is currently stayed while the CFPB considers revisions to the rule.

During 2025, the CFPB reduced its staff by over 80%. The reduction in force is the subject of litigation, and the staffing cuts are currently stayed pending the federal circuit court’s en banc rehearing of the case. The impact of these developments on banking organizations subject to CFPB regulation and supervision, including United Bank, is uncertain. States and state attorneys general may increase regulatory, investigative and enforcement activity with respect to consumer protection, in response to changes in regulation, supervision and enforcement of consumer protection laws by federal regulators.

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

In August 2024, Financial Crimes Enforcement Network (“FinCEN”), which drafts and enforces regulations implementing the BSA and other anti-money laundering legislation, adopted a rule extending anti-money laundering obligations, including maintenance of an anti-money laundering program and filing certain reports with FinCEN, to registered investment advisers. In December 2025, FinCEN delayed the effective date of the rule to January 1, 2028 in part to allow FinCEN to review the rule

Incentive Compensation

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

Cybersecurity

The federal banking regulators regularly issue new guidance and standards, and update existing guidance and standards regarding cybersecurity intended to enhance cyber risk management among financial institutions. Financial institutions are expected to comply with such guidance and standards and to accordingly develop appropriate security controls and risk management processes. If we fail to observe such regulatory guidance or standards, we could be subject to various regulatory sanctions, including financial penalties.

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

Fair Access to Financial Services

In recent years, certain states have enacted, or have proposed to enact, statutes, regulations or policies that prohibit financial institutions from denying or canceling products or services to a person or business, or otherwise discriminating against a person or business in making available products or services, on the basis of certain social or political factors or other activities. In August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views. The Executive Order directs the Treasury Secretary and federal banking regulators to address politicized or unlawful debanking activities.

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

United is subject to extensive federal and state regulation, supervision and examination which vests significant discretion in the various regulatory authorities. Banking regulations are primarily intended to protect depositors’ funds, federal deposit insurance funds and the banking system as a whole, not shareholders. These regulations affect United’s lending practices, capital structure, investment practices, dividend policy, operations, growth, and the fees we can charge for certain products or transactions, among other things. These regulations also impose obligations to maintain appropriate policies, procedures and controls, among other things, to detect, prevent and report money laundering and terrorist financing and to verify the identities of United’s customers. Congress and federal regulatory agencies continually review banking laws, regulations and policies for possible changes. The Dodd-Frank Act, enacted in July 2010, instituted major changes to the banking and financial institutions regulatory regimes. Other changes to statutes, regulations or regulatory policies, including changes in interpretation or implementation of statutes, regulations or policies, could affect United in substantial and unpredictable ways. Such changes could subject the Company to additional costs, limit the types of financial services and products United may offer and/or increase the ability of nonbanks to offer competing financial services and products, among other things. United expends substantial effort and incurs costs to improve its systems, audit capabilities, staffing and training in order to seek to satisfy regulatory requirements and meet supervisory expectations, but the regulatory authorities may determine that such efforts are insufficient. Failure to comply with relevant laws, regulations or policies or meet supervisory expectations could result in enforcement and other legal actions, sanctions by regulatory agencies, civil money and criminal penalties, the loss of FDIC insurance, the revocation of a banking charter, significant fines and/or reputation damage, which could have a material adverse effect on United’s business, financial condition and results of operations. In this regard, government authorities, including the bank regulatory agencies, are pursuing aggressive enforcement actions with respect to compliance and other legal matters involving financial activities, which heightens the risks associated with actual and perceived compliance failures. Directives issued to enforce such actions may be confidential and thus, in some instances, we are not permitted to publicly disclose these actions. Litigation challenging actions or regulations by Federal or state authorities could, depending on the outcome, significantly affect the regulatory and supervisory framework affecting our operations. For example, there is litigation pending to challenge the Federal Reserve Board’s regulation on permissible interchange fees on the ground that the regulation allows higher interchange fees than permitted by statute, which, if successful, could significantly and adversely affect the fees banks can charge on debit card transactions. In August 2025, a district court ruled against the Federal Reserve and vacated the regulation, but its order is stayed pending appeal to the circuit court. Any of the foregoing could have a material adverse effect on our business, financial condition and results of operations. See the section captioned “Regulation and Supervision” included in Item 1. While the Company has policies and procedures designed to prevent any violations of applicable laws or regulations, there can be no assurance that such violations will not occur.

In the normal course of business, United and its subsidiaries are routinely subject to examinations and challenges from federal and state tax authorities regarding the amount of taxes due in connection with investments that the Company has made and the businesses in which United has engaged. Federal and state taxing authorities routinely challenge tax positions taken by financial institutions. These tax positions may relate to tax compliance, sales and use, franchise, gross receipts, payroll, property and income tax issues, including tax base, apportionment and tax credit planning. The challenges made by tax authorities may result in adjustments to the timing or amount of taxable income or deductions or the allocation of income among tax jurisdictions. If any such challenges are made and are not resolved in the Company’s favor, they could have a material adverse effect on United’s financial condition and results of operations.

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

See the section captioned “Provision for Credit Losses” in the Management’s Discussion and Analysis of Financial Condition and Results of Operations included in Part II, Item 7 of this Form 10-K for further discussion related to our process for determining the appropriate level of the allowance for credit losses.

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

OPERATIONAL RISKS

United’s information systems may experience failure, interruption, or breach of security.

United relies heavily on communications and information systems to conduct its business. In addition, as part of its business, United collects, processes and retains sensitive and confidential client and customer information. United’s facilities and systems, and those of our third-party service providers, may be vulnerable to interruptions, failures or security breaches, arising from cyber-attacks, criminal activity, acts of war or terrorism, severe weather or other natural disasters, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors, or other similar events. Any failure, interruption or breach in security of these systems could result in failures or disruptions in the Company’s customer relationship management, general ledger, deposit, loan and other systems. While United has policies and procedures designed to prevent or limit the effect of the failure, interruption or security breach of its information systems, there can be no assurance that any such failures, interruptions or security breaches will not occur or, if they do occur, that they will be adequately addressed. It is also possible that employees, merchants or United’s third-party vendors may not follow United’s policies and procedures, which may expose United to a security breach. The occurrence of any failures, interruptions or security breaches of the Company’s information systems could damage United’s reputation, result in a loss of customer business, subject United to additional regulatory scrutiny, or expose the Company to civil litigation and possible financial liability, any of which could have a material adverse effect on United’s financial condition and results of operations.

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

Information security risks for financial institutions like us have increased recently in part because of new technologies, such as artificial intelligence and quantum computing, the use of the internet and telecommunications technologies (including mobile devices) to conduct financial and other business transactions, employees working from home, the increased connectivity of third parties (including contractors) and electronic devices to United’s systems, and the increased sophistication and activities of organized crime, perpetrators of fraud, hackers, terrorists and others. Even well protected information, networks, systems and facilities remain potentially vulnerable to attempted security breaches or disruptions because the techniques used in such attempts are constantly evolving, including as a result of artificial intelligence, and generally are not recognized until launched against a target, and in some cases are designed not to be detected and, in fact, may not be detected. In addition to cyber-attacks or other security breaches involving the theft of sensitive and confidential information, hackers have engaged in attacks against large financial institutions, particularly denial of service attacks, designed to disrupt key business services such as customer-facing web sites. We are not able to anticipate or implement effective preventive measures against all security breaches of these types. Although we employ detection and response mechanisms designed to contain and mitigate security incidents, early detection may be thwarted by persistent sophisticated attacks and malware designed to avoid detection.

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

Increasing fraud risk could adversely affect our business, financial condition, and reputation.

We are exposed to an increasing risk of fraud, including cyber fraud, identity theft, account takeover, and other fraudulent activities targeting financial institutions and their customers. The sophistication and frequency of these schemes continue to grow, driven by advances in technology and the proliferation of digital banking channels. Fraudulent activity can result in financial losses for us or our customers, increased operational costs, and potential legal exposure.

Although we employ robust security measures, including authentication protocols, transaction monitoring, and fraud detection systems, these controls may not be sufficient to prevent all fraudulent activity. Criminals continuously adapt their methods to circumvent existing safeguards, and emerging technologies such as artificial intelligence may further enhance their ability to perpetrate fraud.

Significant fraud-related losses could negatively impact our earnings, capital, and liquidity. In addition, fraud incidents may harm our reputation, erode customer trust, and lead to regulatory scrutiny or enforcement actions. Failure to effectively manage and mitigate fraud risk could have a material adverse effect on our business, financial condition, and results of operations.

Technological advancements may subject us to additional risks.

The financial services industry is continually undergoing rapid technological change with frequent introductions of new technology-driven products and services, including the increased usage of intelligent automation within the industry. Our future success depends, in part, upon our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands, as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. We may not be able to effectively implement new technology-driven products and services or be successful in marketing these products and services to our customers. In addition, our implementation of certain new technologies, such as those related to artificial intelligence, automation and algorithms, in our business processes may have unintended consequences due to their limitations or our failure to use them effectively. In addition, cloud technologies are critical to the operation of our systems, and our reliance on cloud technologies is growing. Failure to successfully keep pace with technological change affecting the financial services industry could have a material adverse effect on our business, financial condition and results of operations.

Furthermore, any new line of business, new product or service and/or new technology could have a significant impact on the effectiveness of our system of internal controls. Failure to successfully manage these risks in the development and implementation of new lines of business, new products or services and/or new technologies could have a material adverse effect on our business, financial condition and results of operations.

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

United often obtains services from vendors under contractual agreements that may be subject to renewal, termination, service limitations, minimum usage or spending commitments, or other restrictions. There can be no assurance that vendors continue to provide services on acceptable terms, perform in accordance with contractual or regulatory requirements, or remain financially viable. If a vendor relationship is terminated, expires, or a service is discontinued or degraded, United may experience service disruptions, delays in delivering products to customers, increased costs, or difficulties in transitioning to alternative providers.

In addition, United’s reliance on third party service providers also exposes it to operational, cybersecurity and informational risks. Vendors may experience system failures, operational errors, coding errors, information system interruptions or breaches, and unauthorized disclosures of sensitive or confidential client or customer information and United may have limited ability to control, monitor or promptly remediate such events. In addition, deficiencies in vendor performance, service quality or compliance could result in regulatory scrutiny, customer dissatisfaction, reputational harm, litigation exposure or financial losses.

Any significant failure, interruption, termination or security incident involving a third party vendor could have a significant adverse effect on United’s business, lead to higher costs and damage its reputation with its customers and, in turn, have a material adverse effect on its financial condition and results of operations.

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

In addition, technology and other changes have made it possible for non-banks to offer products and services traditionally provided by banks. In particular, the activity of fintechs/wealthtechs has grown significantly over recent years and is expected to continue to grow. Some fintechs/wealthtechs are not subject to the same regulation as we are, which may allow them to be more competitive. Fintechs/wealthtechs have and may continue to offer bank or bank-like products and a number of such organizations have applied for bank or industrial loan charters while others have partnered with existing banks to allow them to offer deposit products to their customers. Increased competition from fintechs/wealthtechs and the growth of digital banking may also lead to pricing pressures as competitors offer more low-fee and no-fee products.

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

RISKS RELATED TO ACQUISITION ACTIVITY

Potential acquisitions may disrupt our business and dilute shareholder value.

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

Acquisitions typically involve the payment of a premium over book and market values, and, therefore, some dilution of our tangible book value and net income per common share may occur in connection with any future transaction. Acquisitions may also result in potential dilution to existing shareholders of our earnings per share if we issue common stock in connection with the acquisition. Furthermore, we may incur substantial costs in pursuing acquisition opportunities, and we cannot guarantee that such acquisition opportunities will be successful or result in the expected revenue increases, cost savings, increases in geographic or product presence, and/or other projected benefits from an acquisition. Failure to realize these benefits could have a material adverse effect on our business, financial condition and results of operations. Moreover, there can be no guarantee that post-acquisition integration efforts will be successful, or that after giving effect to an acquisition, we will achieve financial results comparable to, or better than, our historical performance. In addition, from time to time, bank regulators may restrict the Company from making acquisitions. See “Regulation and Supervision” in Item 1, “Business,” of this Form 10-K for additional detail and further discussion of these matters.

Acquisitions may be delayed, impeded, or prohibited due to regulatory issues.

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

United’s principal source of funds to pay dividends on its common stock is cash dividends from its subsidiaries. The payment of these dividends by its subsidiaries is also restricted by federal and state banking laws and regulations. As of December 31, 2025, approximately $510.1 million was available for dividend payments from United Bank to United without regulatory approval.

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

Current accounting and tax rules, standards, policies and interpretations influence the methods by which financial institutions conduct business, implement strategic initiatives and tax compliance, and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies, and interpretations are constantly evolving and may change significantly over time and are difficult to predict. Events that may not have a direct impact on United, such as the bankruptcy of major U.S. companies, have resulted in legislators, regulators and authoritative bodies, such as the Financial Accounting Standards Board, the SEC, the Public Company Accounting Oversight Board, and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies, and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. A change in accounting standards may adversely affect reported financial condition and results of operations.

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

Climate-related physical and transition risks may materially affect United’s business and results of operations, and divergent and evolving laws and regulations and stakeholder expectations regarding climate-related matters may subject United to additional, different and potentially conflicting requirements and expectations and result in higher regulatory and compliance and other risks and costs.

We may be subject to climate-related physical and transition risks from climate change. Both physical and transition risks from climate change may have negative impacts on the financial condition or creditworthiness of our customers and may negatively affect our business and result of operations.

Physical risks refer to the harm arising from acute, climate-related events, such as hurricanes, wildfires, floods, and heatwaves, and chronic shifts in climate, including higher average temperatures, changes in precipitation patterns, sea level rise, and ocean acidification. Specifically, unpredictable and more frequent weather disasters may adversely impact the value of our properties and the value of real property securing the loans in our portfolios. Additionally, if insurance obtained by our borrowers is insufficient to cover any losses sustained to the collateral, or if insurance coverage is otherwise unavailable to our borrowers, the collateral securing our loans may be negatively impacted by climate change, which could impact our financial condition and results of operations. Further, the effects of physical risks may negatively impact regional and local economic activity, which could lead to an adverse effect on our customers and impact the communities in which we operate.

We and our customers are also exposed to transition risks associated with the transition to a less carbon-dependent economy. Transition risks may result from changes in policies; laws and regulations; technologies; and/or market preferences to address climate change. Such changes could materially, negatively impact our business, results of operations, financial condition and/or our brand, in addition to having a similar impact on our customers. We have customers who operate in carbon-intensive industries like oil and gas that are exposed to climate risks, such as those risks related to the transition to a less carbon-dependent economy, as well as customers who operate in low-carbon industries that may be subject to risks associated with new technologies. In addition, ongoing legislative or regulatory uncertainties and changes regarding climate risk management and practices, including the shifting sentiment against climate and sustainability initiatives, may subject us to different and potentially conflicting requirements and result in higher regulatory, compliance, credit and reputational risks and costs.

In addition, ongoing legislative or regulatory uncertainties and changes, as well as divergent stakeholder expectations, regarding climate-related matters, may subject us to additional, different and potentially conflicting requirements and expectations and result in higher regulatory, compliance and other risks and costs. For example, certain states have enacted or proposed laws addressing climate change and other sustainability issues, including greenhouse gas emissions data and climate-related financial risk disclosure requirements. On the other hand, certain states have enacted or proposed laws or regulations or taken other actions to prohibit the consideration of environmental and social factors in state investments and contracting. In addition, in August 2025, President Trump signed Executive Order 14331, “Guaranteeing Fair Banking Access for All Americans,” which states that it is the policy of the United States that no American should be denied access to financial services because of their constitutionally or statutorily protected beliefs, affiliations, or political views.

We may also be subject to negative public opinion, and our business, brand and ability to attract and retain employees may be harmed, due to shareholder perceptions of our, actual or perceived, action or inaction in response to climate-related matters, including our carbon footprint and our business relationships with customers who operate in carbon-intensive industries.

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
United recognizes the critical importance of cybersecurity in our business operations. Our cybersecurity processes are fully integrated into our overall risk management system.
We believe that effective management of cybersecurity risks is integral to the protection of our assets, reputation, and the trust of our stakeholders. Our proactive approach to cybersecurity involves numerous processes including, regular risk assessments, employee training and continuing education, incident response planning and testing, and continuous improvement in our cybersecurity practices. To ensure the robustness of our cybersecurity processes, we engage qualified assessors, consultants, and auditors on a periodic basis. These experts evaluate the effectiveness of our cybersecurity controls, identify vulnerabilities, and recommend improvements. We maintain ongoing relationships with reputable third-party firms specializing in cybersecurity to assess our systems, conduct penetration testing, and audit our processes for compliance with industry standards and regulations.

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
The management of the Company’s cybersecurity team has over 100 years of industry experience combined, holds numerous certifications, and is regularly trained through continuing professional education. Information security, and specifically cyber security, is formally discussed quarterly at the Governance Steering Committee (“GSC”). The GSC is comprised of executive management, IT internal audit, digital banking leadership, and United’s Chief Information Security Officer (“CISO”). The activities of the GSC are reported quarterly to the Board Risk Committee.

The CISO is responsible for leading and coordinating our daily cybersecurity efforts, including leading our Information Security department which consists of a team of qualified individuals with significant relevant experience and certifications. In addition, United’s CISO has served in various roles in Operations, Physical Security, Fraud Investigations, and Information Security for over 24 years with United. The CISO holds a Bachelor of Science in Criminal Justice and has led the Information Security department since 2014. The Information Security and IT Security teams stay up to date on industry best practices, participate in industry threat intelligence feeds, and maintain multiple professional certifications in the areas of privacy and security.
The Information Security department is integrated with vendor management, business continuity planning, disaster recovery, and incident response. Additionally, we have a formal cybersecurity program based on the NIST CSF (“National Institute of Standards and Technology Cybersecurity Framework”) and the CIS (“Center for Internet Security”) Benchmarks that identifies and assesses cybersecurity risks. We deploy a variety of preventative and detective tools to monitor, block, and provide alerts regarding suspicious activity. All employees have a responsibility to report suspected or verified incidents to the Information Security department and/or the CISO, and all employees are trained annually regarding the identification and reporting of incidents. The CISO maintains a centralized record of all incidents and reports on these quarterly to the GSC and the Board Risk Committee. The CIRO is also immediately notified of any incident that exceeds pre-defined thresholds.

Item 2.	PROPERTIES

Offices

United is headquartered in the United Center at 500 Virginia Street, East, Charleston, West Virginia. United’s executive offices are located in Parkersburg, West Virginia at Fifth and Avery Streets. United operates two hundred and thirty-seven (237) full service offices—forty-eight (48) offices located throughout West Virginia, one hundred (100) offices in the Shenandoah Valley region, the Northern Neck, the Richmond and Lynchburg metropolitan areas of Virginia and the Northern Virginia, Maryland and Washington, D.C. metropolitan area, forty-three (43) offices in the Mountains, Piedmont, Coastal Plains and Tidewater regions of North Carolina, twenty-five (25) offices in the Coastal, Midlands, and Upstate regions of South Carolina, sixteen (16) offices in the Atlanta, Georgia metropolitan area, four (4) offices in southwestern Pennsylvania and one (1) office in southeastern Ohio. United owns forty-three (43) of its West Virginia facilities while leasing five (5) of its offices under operating leases. In Virginia, United leases forty-two (42) of its branches under operating leases while owning thirty-eight (38) branches. United owns three (3) branches and leases nine (9) of its branches under operating leases in Maryland. In Washington, DC, United leases all eight (8) of its branch facilities under operating leases. United leases twenty-five (25) of its branch offices in North Carolina under operating leases while owning eighteen (18) branches. In South Carolina, United owns twenty-one (21) of its facilities while leasing under operating leases four (4) branch offices. In Georgia, United owns ten (10) of its facilities while leasing under operating leases six (6) branch offices. United owns all four (4) of its Pennsylvania facilities. In Ohio, United owns its one branch. United leases operations centers in the Charleston, West Virginia, Chantilly, Virginia, Frederick, Maryland and Atlanta, Georgia areas and owns two operations centers in the Morgantown, West Virginia area and Washington, North Carolina.

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

Stock

As of January 31, 2026, 200,000,000 shares of common stock, par value $2.50 per share, were authorized for United, of which 150,892,349 were issued, including 11,472,864 shares held as treasury shares. The outstanding shares are held by approximately 9,094 shareholders of record, as well as 55,693 shareholders in street name as of January 31, 2026. The unissued portion of United’s authorized common stock (subject to registration approval by the SEC) and the treasury shares are available for issuance as the Board of Directors determines advisable. United offers its shareholders the opportunity to invest dividends in shares of United stock through its dividend reinvestment plan. United has also established long-term stock-based incentive plans for certain eligible officers. In addition to the above long-term stock-based incentive plans, United is occasionally involved in certain mergers in which additional shares could be issued and recognizes that additional shares could be issued for other appropriate purposes.

United’s common stock is traded on the National Association of Securities Dealers Automated Quotations System, Global Select Market (“NASDAQ”) under the trading symbol UBSI. The closing sale price reported for United’s common stock on February 20, 2026, the last practicable date, was $44.28.

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

The following graph compares United’s cumulative total shareholder return (assuming reinvestment of dividends) on its common stock for the five-year period ending December 31, 2025, with the cumulative total return (assuming reinvestment of dividends) of the Standard and Poor’s Midcap 400 Index and with the NASDAQ Bank Index. The cumulative total shareholder return assumes a $100 investment on December 31, 2020 in the common stock of United and each index and the cumulative return is measured as of each subsequent fiscal year-end. There is no assurance that United’s common stock performance will continue in the future with the same or similar trends as depicted in the graph.

	Period Ending
	12/31/20	12/31/21	12/31/22	12/31/23	12/31/24	12/31/25
United Bankshares, Inc.	100.00	116.35	135.02	130.80	136.31	145.17
NASDAQ Bank Index	100.00	142.91	119.65	115.53	139.30	149.15
S&P Mid-Cap Index	100.00	124.73	108.37	126.13	143.65	154.40

Issuer Repurchases

On May 11, 2022, the Board of Directors approved a stock repurchase plan (the “2022 Plan”) to repurchase up to 4,750,000 shares of United’s common stock on the open market. During 2022, United repurchased 378,761 shares under the 2022 Plan. United did not repurchase any shares in 2023 or 2024. During 2025, United repurchased 3,387,948 shares under the 2022 Plan. On November 20, 2025, the Board of Directors approved a new repurchase plan (the “2025 Plan”) to repurchase up to 5,000,000 shares of United’s common stock on the open market. The 2025 Plan replaced the 2022 Plan. The timing, price and quantity of purchases under the plans are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances. During 2025, United repurchased 200,000 shares under the 2025 Plan.

The table below includes certain information regarding United’s purchase of its common shares during the three months ended December 31, 2025:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Number of Shares that May Yet be Purchased Under the Plans
10/01 –10/31/2025	753,666	$35.92	753,666	(3)	1,333,291
11/01 –11/30/2025	350,000	$36.23	350,000	(3)	5,000,000	(4)
12/01 –12/31/2025	200,193	$39.11	200,000	(4)	4,800,000	(4)

Total	1,303,859	$36.49

(1)

Includes shares exchanged in connection with the exercise of stock options or the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended December 31, 2025 – 193 shares were exchanged by participants in United’s long-term incentive plans.

(2)

Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended December 31, 2025, no shares were purchased for the deferred compensation plan.

(3)	United repurchased 1,103,666 shares under the 2022 Plan.

(4)	United repurchased 200,000 shares under the 2025 Plan.

Item 6.	[RESERVED]

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

THE ONE BIG BEAUTIFUL BILL ACT

On July 4, 2025, President Trump signed into law H.R. 1, The One Big Beautiful Bill Act (“OBBBA”). There was no significant financial statement impact reflected in the year of 2025. However, the Company will continue to evaluate and apply the provisions of the OBBBA but does not expect any material impact on its consolidated financial statements.

INTRODUCTION

The following discussion and analysis presents the more significant changes in financial condition as of December 31, 2025 and 2024 and the results of operations of United and its subsidiaries for each of the years then ended. This discussion and the consolidated financial statements and the notes to Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after December 31, 2025, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K filed with the SEC on February 28, 2025 (the 2024 Form 10-K) for a discussion and analysis of the more significant factors that affected periods prior to 2025.

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

Allowance for Loan and Lease Losses

The allowance for loan and lease losses is an estimate of the expected credit losses on financial assets measured at amortized cost to present the net amount expected to be collected as of the balance sheet date. Such allowance is based on the credit losses expected to arise over the life of the asset (contractual term). Determining the allowance for loan and lease losses requires management to make estimates of expected credit losses that are highly uncertain and require a high degree of judgment. At December 31, 2025, the allowance for loan and lease losses was $297.52 million and is subject to periodic adjustment based on management’s assessment of expected credit losses in the loan portfolio. Such adjustment from period to period can have a significant impact on United’s consolidated financial statements. To illustrate the potential effect on the financial statements of our estimates of the allowance for loan and lease losses, a 10% increase in the allowance for loan and lease losses would have required $29.75 million in additional allowance (funded by additional provision for loan and lease losses), which would have negatively impacted the year of 2025 net income by approximately $23.50 million, after-tax, or $0.17 diluted earnings per common share. Management’s evaluation of the adequacy of the allowance for loan and lease losses and the appropriate provision for loan and lease losses is based upon a quarterly evaluation of the loan portfolio. This evaluation is inherently subjective and requires significant estimates, including estimates related to the amounts and timing of future cash flows, value of collateral, losses on pools of homogeneous loans and leases based on historical loss experience, and consideration of qualitative factors such as current economic trends, all of which are susceptible to constant and significant change. The allowance allocated to specific credits and loan pools grouped by similar risk characteristics is reviewed on a quarterly basis and adjusted as necessary based upon subsequent changes in circumstances. In determining the components of the allowance for loan and lease losses, management considers the risk arising in part from, but not limited to, qualitative factors which include charge-off and delinquency trends, current business conditions and reasonable and supportable economic forecasts, lending policies and procedures, the size and risk characteristics of the loan portfolio, concentrations of credit, and other various factors. The methodology used to determine the allowance for loan and lease losses is described in Note A, Notes to Consolidated Financial Statements. A discussion of the factors leading to changes in the amount of the allowance for loan and lease losses is included in the Provision for Credit Losses section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”). For a discussion of concentrations of credit risk, see Item 1, under the caption of Loan Concentrations in this Form 10-K.

Income Taxes

United’s calculation of income tax provision is inherently complex due to the various different tax laws and jurisdictions in which we operate and requires management’s use of estimates and judgments in its determination. The current income tax liability also includes income tax expense related to our uncertain tax positions as required in ASC Topic 740, “Income Taxes.” Changes to the estimated accrued taxes can occur due to changes in tax rates, implementation of new business strategies, resolution of issues with taxing authorities and recently enacted statutory, judicial and regulatory guidance. These changes can be material to the Company’s operating results for any particular reporting period. The analysis of the income tax provision requires an assessment of the relative risks and merits of the appropriate tax treatment of transactions, filing positions, filing methods and taxable income calculations after considering statutes, regulations, judicial precedent and other information. United strives to keep abreast of changes in the tax laws and the issuance of regulations which may impact tax reporting and provisions for income tax expense. United is also subject to audit by federal and state authorities. Because the application of tax laws is subject to varying interpretations, results of these audits may produce indicated liabilities which differ from United’s estimates and provisions. United continually evaluates its exposure to possible tax assessments arising from audits and records its estimate of probable exposure based on current facts and circumstances. The potential impact to United’s operating results for any of the changes cannot be reasonably estimated. See Note N, Notes to Consolidated Financial Statements for information regarding United’s ASC Topic 740 disclosures.

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

At December 31, 2025, approximately 9.47% of total assets, or $3.19 billion, consisted of financial instruments recorded at fair value. Of this total, approximately 98.95% or $3.15 billion of these financial instruments used valuation methodologies involving observable market data, collectively Level 1 and Level 2 measurements, to determine fair value. Approximately 1.05% or $33.37 million of these financial instruments were valued using unobservable market information or Level 3 measurements. Most of these financial instruments valued using unobservable market information were loans held for sale. At December 31, 2025, only $70 thousand or less than 1% of total liabilities were recorded at fair value. This entire amount was valued using methodologies involving unobservable market data. United does not believe that any changes in the unobservable inputs used to value the financial instruments mentioned above would have a material impact on United’s results of operations, liquidity, or capital resources. See Note V for additional information regarding ASC Topic 820 and its impact on United’s financial statements.

Any material effect on the financial statements related to these critical accounting areas is further discussed in this Management’s Discussion and Analysis of Financial Condition and Results of Operations.

2025 COMPARED TO 2024

United’s total assets as of December 31, 2025 were $33.66 billion, which was an increase of $3.64 billion or 12.11% from December 31, 2024. The acquisition of Piedmont on January 10, 2025 added $2.30 billion in total assets, including purchase accounting amounts. Portfolio loans increased $3.04 billion or 14.01%, investment securities increased $141.10 million or 4.33%, goodwill increased $129.96 million or 6.88%, other assets increased $31.76 million or 11.78%, bank-owned life insurance policies increased $49.95 million or 10.05%, bank premises and equipment increased $22.70 million or 12.20%, operating lease right-of-use assets increased $7.57 million or 9.26%, interest receivable increased $6.82 million or 6.66%, and cash and cash equivalents increased $250.01 million or 10.91%. Loans held for sale decreased $13.08 million or 29.49%. Total liabilities increased $3.13 billion or 12.52% from year-end 2024. This increase in total liabilities reflects an increase of $3.10 billion or 12.93% in deposits, an increase of $12.23 million or 5.31% in accrued and other liabilities, and an increase of $8.62 million or 9.94% in operating lease right-of-use liabilities, all mainly due to the Piedmont acquisition. Borrowings increased $13.88 million or 1.94% from year-end 2024. Shareholders’ equity increased $502.76 million or 10.07% from year-end 2024 due primarily to the acquisition of Piedmont and net earnings.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2025 increased $250.01 million or 10.91% from year-end 2024. Net cash acquired in the Piedmont merger was $77.47 million. In particular, cash and due from banks increased $6.96 million or 2.89%, while interest-bearing deposits with other banks increased $242.96 million or 11.85% as United placed more cash in an interest-bearing account with the Federal Reserve. Federal funds sold increased $90 thousand or 7.10%. During the year of 2025, net cash of $498.91 million and $650.41 million were provided by operating and financing activities, respectively, while net cash of $899.31 million was used in investing activities. Further details related to changes in cash and cash equivalents are presented in the Consolidated Statements of Cash Flows.

Securities

Total investment securities at December 31, 2025 increased $141.10 million or 4.33%. Piedmont added $94.43 million in investment securities, including purchase accounting amounts, upon consummation of the acquisition. Securities available for sale increased $99.73 million or 3.37%. This change in securities available for sale reflects $92.99 million related to the acquisition of Piedmont, $2.26 billion in sales, maturities and calls of securities, $2.14 billion in purchases, and an increase of $117.56 million in market value. Equity securities were $34.76 million at December 31, 2025, an increase of $13.70 million or 65.07% due mainly to a net increase in fair value. Other investment securities increased $27.67 million or 9.97% from year-end 2024 due to an increase in Federal Reserve Bank stock as a result of the Piedmont acquisition and net purchases of investment tax credits.

The following table summarizes the changes in the available for sale securities since year-end 2024:

(Dollars in thousands)	December 31 2025	December 31 2024	$ Change	% Change
U.S. Treasury securities and obligations of U.S.
Government corporations and agencies	$281,657	$245,842	$35,815	14.57%
State and political subdivisions	516,926	495,073	21,853	4.41%
Mortgage-backed securities	1,792,594	1,471,828	320,766	21.79%
Asset-backed securities	223,254	474,982	(251,728)	(53.00%)
Single issue trust preferred securities	12,658	11,919	739	6.20%
Other corporate securities	232,363	260,075	(27,712)	(10.66%)

Total available for sale securities, at fair value	$3,059,452	$2,959,719	$99,733	3.37%

The following table summarizes the changes in the held to maturity securities since year-end 2024:

(Dollars in thousands)	December 31 2025		December 31 2024		$ Change	% Change
State and political subdivisions	$984	(1)	$982	(2)	$2	0.20%
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,004		$1,002		$2	0.20%

(1)	net of allowance for credit losses of $16 thousand.
(2)	net of allowance for credit losses of $18 thousand.

At December 31, 2025, gross unrealized losses on available for sale securities were $216.64 million. Securities with the most significant gross unrealized losses at December 31, 2025 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and corporate securities.

As of December 31, 2025, United’s available for sale mortgage-backed securities had an amortized cost of $1.93 billion, with an estimated fair value of $1.79 billion. The portfolio consisted primarily of $1.47 billion in agency residential mortgage-backed securities with a fair value of $1.36 billion, $42.79 million in non-agency residential mortgage-backed securities with an estimated fair value of $38.89 million, and $416.18 million in commercial agency mortgage-backed securities with an estimated fair value of $395.07 million.

As of December 31, 2025, United’s available for sale state and political subdivisions securities had an amortized cost of $572.22 million, with an estimated fair value of $516.93 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of December 31, 2025.

As of December 31, 2025, United’s available for sale corporate securities had an amortized cost of $483.18 million, with an estimated fair value of $468.28 million. The portfolio consisted of $13.32 million in single issue trust preferred securities with an estimated fair value of $12.66 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $225.62 million and a fair value of $223.25 million and other corporate securities, with an amortized cost of $244.24 million and a fair value of $232.36 million.

United’s available for sale single issue trust preferred securities had a fair value of $12.66 million as of December 31, 2025. Of the $12.66 million, $7.42 million or 58.58% were investment grade rated and $5.24 million or 41.42% were unrated. The two largest exposures accounted for 100% of the $12.66 million. These included Truist Bank at $7.42 million and Emigrant Bank at $5.24 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.

During 2025, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of December 31, 2025 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of December 31, 2025, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note C, Notes to Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale were $31.28 million at December 31, 2025, a decrease of $13.08 million or 29.49% from year-end 2024. Loan sales in the secondary market exceeded originations during the year of 2025. Loan originations for the year of 2025 were $370.86 million while loan sales were $383.94 million.

Portfolio Loans

Loans, net of unearned income, increased $3.04 billion or 14.01% mainly as a result of the Piedmont acquisition which added $2.02 billion, including purchase accounting amounts, in portfolio loans. Otherwise, portfolio loans and leases, net of unearned income, grew $1.04 billion from year-end 2024. Since year-end 2024, commercial, financial and agricultural loans increased $2.39 billion or 20.14% as a result of a $1.96 billion or 22.98% increase in commercial real estate loans and a $433.47 million or 12.93% increase in commercial loans (not secured by real estate). Residential real estate loans increased $590.88 million or 10.73% and construction and land development loans increased $61.87 million or 1.76%, while consumer loans remained flat, decreasing $5.89 million or less than 1%.

The following table summarizes the changes in the major loan classes since year-end 2024:

(Dollars in thousands)	December 31 2025	December 31 2024	$ Change	% Change
Loans held for sale	$31,277	$44,360	$(13,083)	(29.49%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$2,145,921	$1,590,002	$555,919	34.96%
Nonowner-occupied commercial real estate	8,343,520	6,939,641	1,403,879	20.23%
Other commercial loans	3,784,833	3,351,362	433,471	12.93%

Total commercial, financial, and agricultural	$14,274,274	$11,881,005	$2,393,269	20.14%
Residential real estate	6,098,262	5,507,384	590,878	10.73%
Construction & land development	3,570,902	3,509,034	61,868	1.76%
Consumer:
Bankcard	9,686	9,998	(312)	(3.12%)
Other consumer	767,496	773,077	(5,581)	(0.72%)

Total gross loans	$24,720,620	$21,680,498	$3,040,122	14.02%
Less: Unearned income	(11,498)	(7,005)	(4,493)	64.14%

Total Loans, net of unearned income	$24,709,122	$21,673,493	$3,035,629	14.01%

The following table shows the amount of loans acquired and outstanding by major loan classes as of December 31, 2025 and 2024:

	December 31, 2025			December 31, 2024
(In thousands)	Originated	Acquired	Total	Originated	Acquired	Total
Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$1,239,957	$905,964	$2,145,921	$1,065,162	$524,839	$1,590,002
Nonowner-occupied commercial real estate	6,645,458	1,698,062	8,343,520	5,562,050	1,377,591	6,939,641
Other commercial loans	3,475,646	309,187	3,784,833	3,192,036	159,326	3,351,362

Total commercial, financial, and agricultural	$11,361,061	$2,913,213	$14,274,274	$9,819,249	$2,061,756	$11,881,005
Residential real estate	5,493,461	604,801	6,098,262	5,062,380	445,004	5,507,384
Construction & land development	3,048,518	522,384	3,570,902	3,401,820	107,214	3,509,034
Consumer:
Bankcard	9,686	0	9,686	9,998	0	9,998
Other consumer	764,496	3,000	767,496	769,110	3,967	773,077

Total Loans and leases	$20,677,222	$4,043,398	$24,720,620	$19,062,556	$2,617,942	$21,680,498

The following table shows the maturity of loans and leases, outstanding as of December 31, 2025:

(In thousands)	Less Than One Year	One To Five Years	Five to Fifteen Years	Greater than Fifteen Years	Total
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$292,162	$1,195,204	$624,096	$34,459	$2,145,921
Nonowner-occupied commercial real estate	2,507,890	4,492,184	1,217,307	126,139	8,343,520
Other commercial loans	1,295,535	1,651,681	756,617	81,000	3,784,833

Total commercial, financial, and agricultural	$4,095,587	$7,339,069	$2,598,020	$241,598	$14,274,274
Residential real estate	441,282	697,303	517,726	4,441,951	6,098,262
Construction & land development	1,508,192	1,900,527	107,033	55,150	3,570,902
Consumer:
Bankcard	3,128	6,558	0	0	9,686
Other consumer	16,674	459,866	290,192	764	767,496

Total Loans and leases	$6,064,863	$10,403,323	$3,512,971	$4,739,463	$24,720,620

At December 31, 2025, for loans and leases due after one year, interest rate information is as follows:

(In thousands)	One To Five Years	Five to Fifteen Years	Greater than Fifteen Years	Total
Commercial, financial and agricultural:
Owner-occupied commercial real estate
Outstanding with fixed interest rates	$933,597	$219,299	$338	$1,153,234
Outstanding with adjustable interest rates	261,607	404,797	34,121	700,525

Total owner-occupied	1,195,204	624,096	34,459	1,853,759
Nonowner-occupied commercial real estate
Outstanding with fixed interest rates	$3,317,777	$584,798	$12,262	$3,914,837
Outstanding with adjustable interest rates	1,174,407	632,509	113,877	1,920,793

Total non-owner occupied	4,492,184	1,217,307	126,139	5,835,630
Other commercial loans
Outstanding with fixed interest rates	$1,083,902	$541,551	$52,309	$1,677,762
Outstanding with adjustable interest rates	567,779	215,066	28,691	811,536

Total other commercial	1,651,681	756,617	81,000	2,489,298
Residential real estate
Outstanding with fixed interest rates	$408,975	$192,444	$2,079,133	$2,680,552
Outstanding with adjustable interest rates	288,328	325,282	2,362,818	2,976,428

Total residential real estate	697,303	517,726	4,441,951	5,656,980

(In thousands)	One To Five Years	Five to Fifteen Years	Greater than Fifteen Years	Total
Construction
Outstanding with fixed interest rates	$226,809	$7,566	$42,020	$276,395
Outstanding with adjustable interest rates	1,673,718	99,467	13,130	1,786,315

Total construction	1,900,527	107,033	55,150	2,062,710
Consumer:
Bankcard
Outstanding with fixed interest rates	$382	$0	$0	$382
Outstanding with adjustable interest rates	6,176	0	0	6,176

Total bankcard	6,558	0	0	6,558
Other consumer
Outstanding with fixed interest rates	$459,621	$290,186	$764	$750,571
Outstanding with adjustable interest rates	245	6	0	251

Total other consumer	459,866	290,192	764	750,822
Total outstanding with fixed interest rates	$6,431,063	$1,835,844	$2,186,826	$10,453,733

Total outstanding with adjustable rates	$3,972,260	$1,677,127	$2,552,637	$8,202,024

Total	$10,403,323	$3,512,971	$4,739,463	$18,655,757

More information relating to loans is presented in Note D, Notes to Consolidated Financial Statements.

Bank-Owned Life Insurance

The cash surrender value of bank-owned life insurance policies increased $49.95 million, of which $40.80 million was acquired from Piedmont while the remaining increase was due to an increase in the cash surrender value as a result of higher market values of underlying investments.

Other Assets

Other assets increased $31.76 million or 11.78% from year-end 2024. In particular, core deposit intangibles increased $23.40 million as the Piedmont acquisition added $32.76 million. Prepaid assets increased $13.54 million mainly due to a $9.42 million increase in the pension asset and OREO increased $8.53 million. Partially offsetting these increases in other assets was a $18.20 million decrease in deferred tax assets due an increase in fair value of securities and a $1.32 million decrease in accounts receivable.

Deposits

Deposits represent United’s primary source of funding. Total deposits at December 31, 2025 increased $3.10 billion or 12.93% due mainly to the Piedmont acquisition. Piedmont added $2.11 billion in deposits, including purchase accounting amounts. In terms of composition, noninterest-bearing deposits increased $438.22 million or 7.14% ($378.24 million added from Piedmont acquisition) while interest-bearing deposits increased $2.66 billion or 14.93% ($1.73 billion added from Piedmont acquisition) from December 31, 2024. Organically, deposits grew $993.74 million from year-end 2024.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $438.22 million increase in noninterest-bearing deposits was due to a $327.80 million or 7.36% increase in commercial noninterest-bearing deposits, a $134.16 million or 9.46% increase in personal noninterest-bearing deposits, and a $25.22 million or 14.21% increase in public funds noninterest-bearing deposits. Partially offsetting these increases in noninterest-bearing deposits was a $26.28 million decrease in official checks.

Interest-bearing deposits consist of interest-bearing transactions, regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing transaction accounts increased $720.85 million or 12.14% since year-end 2024 as the result of increases of $602.48 million in commercial interest-bearing transaction accounts and $92.47 million in public funds interest-bearing transaction accounts. Regular savings accounts increased $15.04 million or 1.20% mainly as a result of a $17.21 million increase in personal savings accounts. Interest-bearing MMDAs increased $778.90 million or 11.04%. In particular, personal MMDAs increased $62.15 million while commercial MMDAs and public funds MMDAs increased $655.60 million and $61.15 million, respectively.

Time deposits under $100,000 increased $191.42 million or 16.33% from year-end 2024. This increase in time deposits under $100,000 was the result of a $162.18 million increase in fixed rate Certificates of Deposits (“CDs”) under $100,000 and a $31.30 million increase in variable rate CDs.

Since year-end 2024, time deposits over $100,000 increased $954.66 million or 39.61% as fixed rate CDs increased $874.61 million, variable rate CDs increased $21.26 million, and public funds CDs over $100,000 increased $51.05 million.

The table below summarizes the changes by deposit category since year-end 2024:

(Dollars in thousands)	December 31 2025	December 31 2024	$ Change	% Change
Demand deposits	$6,573,630	$6,135,413	$438,217	7.14%
Interest-bearing checking	6,657,771	5,936,925	720,846	12.14%
Regular savings	1,265,334	1,250,295	15,039	1.20%
Money market accounts	7,835,796	7,056,897	778,899	11.04%
Time deposits under $100,000	1,363,881	1,172,462	191,419	16.33%
Time deposits over $100,000 (1)	3,364,527	2,409,867	954,660	39.61%

Total deposits	$27,060,939	$23,961,859	$3,099,080	12.93%

(1)	Includes time deposits of $250,000 or more of $1,724,739 and $1,115,748 at December 31, 2025 and December 31, 2024, respectively.

At December 31, 2025, the scheduled maturities of time deposits are as follows:

Year	Amount
(In thousands)
2026	$4,464,819
2027	207,333
2028	25,341
2029	18,543
2030 and thereafter	12,372

TOTAL	$4,728,408

Maturities of estimated uninsured time deposits of $100,000 or more outstanding at December 31, 2025 are summarized as follows:

(Dollars in thousands)	3 months or less	Over 3 through 6 months	Over 6 through 12 months	Over 12 months
Time deposits in amounts in excess of the FDIC Insurance limit	$225,086	$319,090	$298,130	$67,864

The amounts of uninsured time deposits of $100,000 or more outstanding at December 31, 2025 are based on estimates using the same methodologies and assumptions used for regulatory reporting requirements.

The average daily amount of deposits and rates paid on such deposits is summarized for the years ended December 31:

	2025			2024			2023
	Amount	Interest Expense	Rate	Amount	Interest Expense	Rate	Amount (1)	Interest Expense	Rate
	(Dollars in thousands)
Noninterest-bearing	$6,585,797	$0	0.00%	$5,994,009	$0	0.00%	$6,475,051	$0	0.00%
Interest-bearing transaction and money market	14,004,866	377,654	2.70%	12,465,140	397,968	3.19%	11,397,302	299,306	2.63%
Regular savings	1,302,871	2,480	0.19%	1,313,047	2,833	0.22%	1,520,201	3,128	0.21%
Time deposits	4,548,872	174,357	3.83%	3,393,099	139,004	4.10%	2,865,258	88,660	3.09%

TOTAL	$26,442,406	$554,491	2.10%	$23,165,295	$539,805	2.33%	$22,257,812	$391,094	1.76%

More information relating to deposits is presented in Note J, Notes to Consolidated Financial Statements.

Borrowings

Total borrowings at December 31, 2025 increased $13.88 million or 1.94% since year-end 2024. Piedmont added $20.00 million of subordinated debt upon consummation of the acquisition which was redeemed during the third quarter of 2025. During 2025, short-term borrowings increased $22.48 million or 12.77% due to an increase in securities sold under agreements to repurchase. Long-term borrowings decreased $8.60 million or 1.59% from year-end 2024 as a result of a $10.20 million reduction in long-term FHLB advances.

The table below summarizes the change in the borrowing categories since year-end 2024:

(Dollars in thousands)	December 31 2025	December 31 2024	$ Change	% Change
Short-term securities sold under agreements to repurchase	$198,573	$176,090	$22,483	12.77%
Long-term FHLB advances	250,000	260,199	(10,199)	(3.92%)
Issuances of trust preferred capital securities	281,817	280,221	1,596	0.57%

Total borrowings	$730,390	$716,510	$13,880	1.94%

For a further discussion of borrowings see Notes K and L, Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at December 31, 2025 increased $12.23 million or 5.31% from year-end 2024. Piedmont added $20.79 million. In particular, interest payable increased $2.04 million due to an increase in CDs, accrued loan expenses increased $2.20 million due to an increase in the loan portfolio, incentives payable increased $5.04 million, deferred compensation increased $4.28 million and dividends payable increased $3.00 million. Partially offsetting these increases in accrued expense and other liabilities was a decrease of $5.91 million in other accrued expenses due to timing differences.

Shareholders’ Equity

Shareholders’ equity at December 31, 2025 was $5.50 billion, which was an increase of $502.76 million or 10.07% from year-end 2024, mainly as the result of the Piedmont acquisition and net earnings. The Piedmont transaction added approximately $280.95 million in shareholders’ equity as 7,860,831 shares were issued from United’s authorized but unissued shares for the merger at a cost of $280.95 million.

Retained earnings increased $252.60 million or 13.17% from year-end 2024. Earnings net of dividends for the year of 2025 were $252.60 million.

Accumulated other comprehensive income increased $84.98 million or 37.95% from year-end 2024 due mainly to an increase of $89.47 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. In addition, the after-tax pension net actuarial gain was $5.40 million. Partially offsetting these increases was a decrease of $9.94 million in the fair value of cash flow hedges, net of deferred income taxes.

During the first quarter of 2025, United restarted repurchasing its common stock on the open market under a repurchase plan approved by United’s Board of Directors. United repurchased 3,587,948 shares during 2025 at a cost of $126.45 million or an average share price of $35.24.

RESULTS OF OPERATIONS

Overview

The following table sets forth certain consolidated income statement information of United:

	Year Ended
Dollars in thousands except per share amounts	2025	2024	2023
Interest income	$1,685,853	$1,502,121	$1,401,320
Interest expense	583,689	591,053	481,396

Net interest income	1,102,164	911,068	919,924
Provision for credit losses	53,866	25,153	31,153
Noninterest income	135,154	123,695	135,258
Noninterest expense	600,052	545,031	560,224

Income before income taxes	583,400	464,579	463,805
Income taxes	118,797	91,583	97,492

Net income	$464,603	$372,996	$366,313

PER COMMON SHARE:
Net income:
Basic	$3.28	$2.76	$2.72
Diluted	3.27	2.75	2.71

Net income for the year 2025 was $464.60 million or $3.27 per diluted share, an increase of $91.61 million or 24.56% from $373.00 million or $2.75 per diluted share for the year of 2024.

As previously mentioned, United completed its acquisition of Piedmont on January 10, 2025. The financial results of Piedmont are included in United’s results from the acquisition date. As a result of the acquisition, the year of 2025 was impacted for nearly twelve months by increased levels of average balances, income, and expense as compared to the year of 2024. In addition, United recorded acquisition-related costs for the Piedmont merger of $31.41 million for the year of 2025, including a provision for credit losses of $18.73 million for purchased non-PCD loans recorded in the first quarter of 2025, as compared to $2.87 million for the year of 2024.

United’s return on average assets for the year of 2025 was 1.41% and the return on average shareholders’ equity was 8.63% as compared to 1.26% and 7.61% for the year of 2024. For the year of 2025, United’s return on average tangible equity, a non-GAAP measure, was 13.95%, as compared to 12.43% for the year of 2024.

	Year Ended
(Dollars in thousands)	December 31, 2025	December 31, 2024
Return on Average Tangible Equity:
(a) Net Income (GAAP)	$464,603	$372,996
Average Total Shareholders’ Equity (GAAP)	5,385,592	4,901,069
Less: Average Total Intangibles	(2,054,531)	(1,899,704)

(b) Average Tangible Equity (non-GAAP)	$3,331,061	$3,001,365
Return on Tangible Equity (non-GAAP) [(a) / (b)]	13.95%	12.43%

Net interest income for the year of 2025 increased $191.10 million or 20.97% from the year of 2024. The increase of $191.10 million in net interest income occurred because total interest income increased $183.73 million while total interest expense decreased $7.36 million from the year of 2024.

The provision for credit losses was $53.87 million for the year 2025 as compared to $25.15 million for the year 2024. The increase in the provision for credit losses for the year of 2025 was mainly due to the previously mentioned $18.73 million of provision recorded on purchased non-PCD loans from Piedmont. Noninterest income was $135.15 million for the year of 2025, which was an increase of $11.46 million or 9.26% from the year of 2024. Noninterest expense for the year of 2025 was $600.05 million, which was an increase of $55.02 million or 10.10% from the year of 2024.

Income taxes for the year of 2025 were $118.80 million as compared to $91.58 million for the year of 2024. United’s effective tax rate was approximately 20.4% and 19.7% for years ended December 31, 2025 and 2024, respectively, as compared to 21.0% for 2023.

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

Net interest income for the year of 2025 was $1.10 billion which was an increase of $191.10 million or 20.97% from the year of 2024. The $191.10 million increase in net interest income occurred because total interest income increased $183.73 million while total interest expense decreased $7.36 million from the year of 2024. For the purpose of this remaining discussion, net interest income is presented on a tax-equivalent basis to provide a comparison among all types of interest earning assets. The tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Tax-equivalent net interest income for the year of 2025 increased $190.88 million, or 20.87%, from the year of 2024. The increase in tax-equivalent net interest income was primarily due to an increase in average earning assets, a lower average rate paid on deposits, an increase in acquired loan accretion income, and a decrease in average long-term borrowings. These increases to net interest income and tax-equivalent net interest income were partially offset by an increase in average interest-bearing deposits. Average earning assets increased $2.99 billion, or 11.42%, from the year of 2024, driven by increases in average net loans of $2.48 billion and average short-term investments of $896.61 million, partially offset by a decrease in average investment securities of $385.87 million. The cost of average interest-bearing deposits decreased 35 basis points from the year of 2024. Acquired loan accretion income was $33.70 million for the year of 2025 as compared to $9.26 million for the year of 2024. Average long-term borrowings decreased $472.63 million, or 46.44%, from the year of 2024. Average interest-bearing deposits increased $2.69 billion, or 15.64%, from the year of 2024. The net interest margin of 3.78% for the year of 2025 was an increase of 29 basis points from the net interest margin of 3.49% for the year of 2024.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the year ended December 31, 2025, 2024 and 2023.

	Year Ended
(Dollars in thousands)	December 31 2025	December 31 2024	December 31 2023
Loan accretion	$33,697	$9,264	$11,548
Certificates of deposit	474	320	1,119
Long-term borrowings	(1,396)	(1,318)	(1,353)

Total	$32,775	$8,266	$11,314

The following table reconciles the difference between net interest income and tax-equivalent net interest income for the year ended December 31, 2025, 2024 and 2023.

	Year Ended
(Dollars in thousands)	December 31 2025	December 31 2024	December 31 2023
Net interest income (GAAP)	$1,102,164	$911,068	$919,924
Tax-equivalent adjustment (non-GAAP) (1)	3,150	3,362	4,014

Tax-equivalent net interest income (non-GAAP)	$1,105,314	$914,430	$923,938

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for 2025, 2024, and 2023. All interest income on loans and investment securities was subject to state income taxes.

48

The following table shows the consolidated daily average balance of major categories of assets and liabilities for each of the three years ended December 31, 2025, 2024, and 2023 with the consolidated interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the years ended December 31, 2025, 2024, and 2023. Interest income on all loans and investment securities was subject to state taxes.

	Year Ended December 31, 2025			Year Ended December 31, 2024			Year Ended December 31, 2023
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold, securities repurchased under agreements to resell & other short-term investments	$2,150,441	$93,700	4.36%	$1,253,832	$66,207	5.28%	$900,077	$47,069	5.23%
Investment Securities:
Taxable	3,045,263	107,265	3.52%	3,424,113	128,731	3.76%	4,125,467	144,420	3.50%
Tax-exempt	198,407	6,045	3.05%	205,427	5,796	2.82%	294,802	8,411	2.85%

Total Securities	3,243,670	113,310	3.49%	3,629,540	134,527	3.71%	4,420,269	152,831	3.46%
Loans and leases, net of unearned income (2)	24,138,297	1,481,993	6.14%	21,612,707	1,304,749	6.04%	20,909,248	1,205,434	5.77%
Allowance for credit losses	(306,609)			(265,171)			(245,386)

Net loans and leases	23,831,688		6.22%	21,347,536		6.11%	20,663,862		5.83%

Total earning assets	29,225,799	$1,689,003	5.78%	26,230,908	$1,505,483	5.74%	25,984,208	$1,405,334	5.41%

Other assets	3,632,196			3,349,451			3,311,450

TOTAL ASSETS	$32,857,995			$29,580,359			$29,295,658

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits (3)	$19,856,609	$554,491	2.79%	$17,171,286	$539,805	3.14%	$15,782,761	$391,094	2.48%
Short-term borrowings	164,007	5,801	3.54%	195,406	7,966	4.08%	182,936	6,449	3.53%
Long- term borrowings	545,189	23,397	4.29%	1,017,823	43,282	4.25%	1,923,924	83,853	4.36%

Total Interest-Bearing Funds	20,565,805	583,689	2.84%	18,384,515	591,053	3.21%	17,889,621	481,396	2.69%

Noninterest-bearing deposits (3)	6,585,797			5,994,009			6,475,051
Accrued expenses and other liabilities	320,801			300,766			276,883

TOTAL LIABILITIES	27,472,403			24,679,290			24,641,555
SHAREHOLDERS’ EQUITY	5,385,592			4,901,069			4,654,103

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$32,857,995			$29,580,359			$29,295,658

NET INTEREST INCOME		$1,105,314			$914,430			$923,938

INTEREST SPREAD			2.94%			2.53%			2.72%

NET INTEREST MARGIN			3.78%			3.49%			3.56%

(1)

The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for 2025, 2024 and 2023.

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

	2025 Compared to 2024				2024 Compared to 2023
	Increase (Decrease) Due to				Increase (Decrease) Due to
(In thousands)	Volume	Rate	Rate/ Volume	Total	Volume	Rate	Rate/ Volume	Total
Interest income:
Federal funds sold, securities purchased under agreements to resell and other short-term investments	$47,341	$(11,535)	$(8,313)	$27,493	$18,501	$450	$187	$19,138
Investment securities:
Taxable	(14,245)	(8,218)	997	(21,466)	(24,547)	10,726	(1,868)	(15,689)
Tax-exempt (1)	(198)	472	(25)	249	(2,547)	(88)	20	(2,615)
Loans (1),(2)	151,782	23,482	1,980	177,244	39,858	57,859	1,598	99,315

TOTAL INTEREST INCOME	184,680	4,201	(5,361)	183,520	31,265	68,947	(63)	100,149

Interest expense:
Interest-bearing deposits	$84,319	$(60,100)	$(9,533)	$14,686	$34,435	$104,166	$10,110	$148,711
Short-term borrowings	(1,281)	(1,055)	171	(2,165)	440	1,006	71	1,517
Long-term borrowings	(20,087)	407	(205)	(19,885)	(39,506)	(2,116)	1,051	(40,571)

TOTAL INTEREST EXPENSE	62,951	(60,748)	(9,567)	(7,364)	(4,631)	103,056	11,232	109,657

NET INTEREST INCOME	$121,729	$64,949	$4,206	$190,884	$35,896	$(34,109)	$(11,295)	$(9,508)

(1)

Yields and interest income on federally tax-exempt loans and investment securities are computed on a fully tax-equivalent basis using the statutory federal income tax rate of 21% for 2025, 2024 and 2023.

(2)	Nonaccruing loans and loans held for sale are included in the daily average loan amounts outstanding.

Provision for Credit Losses

United’s provision for credit losses was $53.87 million for the year of 2025 while the provision for credit losses was $25.15 million for the year of 2024. United’s provision for credit losses relates to its portfolio of loans and leases and held to maturity securities which are discussed in more detail in the following paragraphs.

The provision for loan and lease losses for the year of 2025 was $53.87 million as compared to a provision for loan and lease losses of $25.15 million for the year of 2024. The higher amount of provision expense for the year of 2025 compared to the year of 2024 was mainly due to the previously mentioned provision expense of $18.73 million recorded for purchased non-PCD loans from Piedmont as well as increased provision for the commercial real estate non-owner occupied (“CRE NOO”) loan segment. Net charge-offs for the year of 2025 were $45.71 million as compared to net charge-offs of $12.55 million for the year of 2024. During the year of 2025, United recorded $21.77 million of charge-offs reflecting updated collateral valuations on two CRE NOO loans associated with the same sponsor downgraded to nonaccrual status. The loans, originated in 2018 and 2019, are collateralized by office buildings in Northern Virginia and include a full guarantee from the sponsor. During the third quarter of 2025, the sponsor experienced a significant deterioration in financial condition and concerns arose regarding the sponsor’s ability to support the credits on a long-term basis. In addition, the higher amount of net charge-offs for the year of 2025 as compared to the same time period in 2024 was primarily due to additional charge-offs within the CRE NOO loan segment.

The following table shows a summary of United’s nonperforming assets including nonperforming loans and other real estate owned (“OREO”) at December 31, 2025 and December 31, 2024:

(In thousands)	December 31 2025	December 31 2024
Nonaccrual loans	$96,492	$56,460
Loans past due 90 days or more	4,974	16,940

Total nonperforming loans	$101,466	$73,400
Other real estate owned	8,857	327

Total nonperforming assets	$110,323	$73,727

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan and lease losses and reserve for lending-related commitments is considered the allowance for credit losses. At December 31, 2025, the allowance for credit losses was $332.59 million as compared to $306.76 million at December 31, 2024.

At December 31, 2025, the allowance for loan and lease losses was $297.52 million as compared to $271.84 million at December 31, 2024. The increase in the allowance for loan and lease losses was primarily driven by allowances recorded for purchased credit deteriorated loans (“PCD”) and non-PCD loans acquired from Piedmont, increased outstanding loan balances for the commercial real estate nonowner-occupied portfolio and residential real estate segments as well as a change in the reasonable and supportable forecast adjustments for the commercial real estate nonowner-occupied segment partially offset by a decline in the allowance allocated to individually assessed loans. As a percentage of loans and leases, net of unearned income, the allowance for loan losses was 1.20% at December 31, 2025 and 1.25% at December 31, 2024. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 293.22% and 370.36% at December 31, 2025 and December 31, 2024, respectively. The decrease in this ratio was due to a larger increase in nonperforming loans than the allowance for loan losses. Nonperforming loans increased $28.07 million or 38.24% while the allowance for loan losses increased $25.68 million or 9.44%.

The following table summarizes United’s credit loss experience for loan and leases losses, based on loan categories, for the years of 2025 and 2024:

(Dollars in thousands)	2025	2024
Commercial, financial and agricultural:
Owner-occupied commercial real estate
Loans & leases charged off	$228	$116
Recoveries	318	1,183

Net loans & leases recovered	$(90)	$(1,067)
Average gross loans & leases outstanding	2,070,533	1,580,499
Net recoveries as a percentage of average gross loans & leases outstanding	0.00%	(0.07%)
Nonowner-occupied commercial real estate
Loans & leases charged off	$35,798	$2,581
Recoveries	160	200

Net loans & leases charged off	$35,638	$2,381
Average gross loans & leases outstanding	7,940,085	6,947,311
Net charge-offs as a percentage of average gross loans & leases outstanding	0.45%	0.03%
Other Commercial
Loans & leases charged off	$5,424	$3,589
Recoveries	2,309	1,650

Net loans & leases charged off	$3,115	$1,939
Average gross loans & leases outstanding	3,699,027	3,483,589

(Dollars in thousands)	2025	2024
Net charge-offs as a percentage of average gross loans & leases outstanding	0.08%	0.06%
Residential Real Estate
Loans & leases charged off	$999	$481
Recoveries	704	495

Net loans & leases charged off	$295	$(14)
Average gross loans & leases outstanding	5,838,558	5,384,411
Net charge-offs as a percentage of average gross loans & leases outstanding	0.01%	0.00%
Construction
Loans & leases charged off	$408	$29
Recoveries	225	319

Net loans & leases charged-off (recovered)	$183	$(290)
Average gross loans & leases outstanding	3,799,816	3,260,085
Net charge-offs (recoveries) as a percentage of average gross loans & leases outstanding	0.00%	(0.01%)
Consumer:
Bankcard
Loans & leases charged off	$320	$431
Recoveries	55	19

Net loans & leases charged off	$265	$412
Average gross loans & leases outstanding	9,488	9,696
Net charge-offs as a percentage of average gross loans & leases outstanding	2.79%	4.25%
Other consumer
Loans & leases charged off	$7,735	$10,303
Recoveries	1,429	1,119

Net loans & leases charged off	$6,306	$9,184
Average gross loans & leases outstanding	763,254	908,570
Net charge-offs as a percentage of average gross loans & leases outstanding	0.83%	1.01%
Total
Loans & leases charged off	$50,912	$17,530
Recoveries	5,200	4,985

Net loans & leases charged off	$45,712	$12,545
Average gross loans & leases outstanding	24,120,761	21,574,161
Net charge-offs as a percentage of average gross loans & leases outstanding	0.19%	0.06%
Nonaccrual loans & leases	$96,492	$56,460
Allowance for loan & lease losses	297,518	271,844
Loans & leases (net of unearned income)	24,709,122	21,673,493
Allowance for loan & lease losses as a percentage of loans (net of unearned income)	1.20%	1.25%
Nonaccrual loans as a percentage of loans & leases (net of unearned income)	0.39%	0.26%
Allowance for loan & lease losses as a percentage of nonaccrual loans & leases	308.33%	481.48%

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

The year of 2025 qualitative adjustments include analyses of the following:

•

Current conditions – United considered the impact of changes in economic and business conditions; collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; external environment; and concentrations of credit.

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

➢

The forecast for real GDP improved in the fourth quarter, from a projection of 1.80% for 2026 as of mid-September 2025 to 2.30% for 2026 as of mid-December with a projection of 2.00% for 2027. The unemployment rate forecast remained consistent in the fourth quarter with a projection of 4.40% for 2026 as of mid-September 2025 and as of mid-December with a projection of 4.20% for 2027.

➢	Greater risk of loss in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions.

➢	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

The following table presents the allocation of United’s allowance for credit losses for the years ended December 31:

	2025	2024

	(in thousands)
Commercial, financial & agricultural:
Owner-occupied commercial real estate	$13,564	$11,852
Nonowner-occupied commercial real estate	96,716	74,522
Other commercial	61,729	65,105

Total commercial, financial & agricultural	172,009	151,479
Residential real estate	53,949	46,373
Construction & land development	57,967	63,621
Consumer:
Bankcard	889	891
Other consumer	12,704	9,480

Allowance for loan losses	$297,518	$271,844
Reserve for lending-related commitments	35,075	34,911

Allowance for credit losses	$332,593	$306,755

The following is a summary of loans and leases outstanding as a percent of gross loans at December 31:

	2025	2024
Commercial, financial & agricultural:
Owner-occupied commercial real estate	8.68%	7.33%
Nonowner-occupied commercial real estate	33.75%	32.01%
Other commercial	15.31%	15.46%

Total commercial, financial & agricultural	57.74%	54.80%
Residential real estate	24.67%	25.40%
Construction & land development	14.45%	16.19%
Consumer:
Bankcard	0.04%	0.05%
Other consumer	3.10%	3.56%

Total	100.00%	100.00%

United’s review of the allowance for loan and lease losses at December 31, 2025 produced increased reserves in three of the four loan categories as compared to December 31, 2024. The allowance related to the commercial, financial & agricultural loan pool, consisting of the owner and non-owner occupied commercial real estate and other commercial loan segments, increased $20.53 million due to the first quarter acquisition of Piedmont and increased outstanding balances as well as increased allocations for the reasonable and supportable forecast adjustment. The residential real estate loan segment reserve increased $7.58 million due to increased outstanding balances with the acquisition of Piedmont and the annual evaluation of delay periods utilized in the historical loss rate calculation. The consumer loan segment reserve increased $3.22 million primarily due to an increase in the quarterly maximum loss experience utilized within the reasonable and supportable forecast adjustment. The real estate construction and development loan segment reserve decreased $5.65 million due to reduced concern over collateral values and improvement in expectations for the reasonable and supportable forecast adjustment as well as reduction of the average loss experience in the forecast analysis over the next eight quarters.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $8.04 million at December 31, 2025 and $11.21 million at December 31, 2024. In comparison to the prior year-end, this element of the allowance decreased $3.17 million due to the liquidation of collateral securing several commercial relationships which reduced the balance outstanding for the relationships as well as the loss potential requiring individually assessed reserves. There were collateral weaknesses identified in several relationships which necessitated additional individually assessed reserves that offset part of the reductions from collateral liquidation.

Management believes that the allowance for credit losses of $332.59 million at December 31, 2025 is adequate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in West Virginia, southeastern Ohio, Pennsylvania, Virginia, Maryland, North Carolina, South Carolina, and the District of Columbia. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the year of 2025 and 2024 was immaterial. The allowance for credit losses related to held to maturity securities was $16 thousand as of December 31, 2025 as compared to $18 thousand as of December 31, 2024. There was no provision for credit losses recorded on available for sale investment securities for the year of 2025 and 2024 and no allowance for credit losses on available for sale investment securities as of December 31, 2025 and 2024.

Management is not aware of any potential problem loans or leases, trends or uncertainties, that it reasonably expects, will materially impact future operating results, liquidity, or capital resources that have not been disclosed.

Other Income

Other income consists of all revenues, which are not included in interest and fee income related to earning assets. Noninterest income has been and will continue to be an important factor for improving United’s profitability. Recognizing the importance, management continues to evaluate areas where noninterest income can be enhanced.

Noninterest income for the year of 2025 was $135.15 million, which was an increase of $11.46 million or 9.26% from the year of 2024. This increase in noninterest income was driven by net gains on investment securities for the year of 2025 as compared to net losses on investment securities for the year of 2024 and increases in fees from brokerage services, income from bank-owned life insurance (“BOLI”), and fees from deposit services. Partially offsetting these increases in noninterest income were decreases in mortgage loan servicing income and income from mortgage banking activities.

For the year of 2025, net gains on investment securities were $11.17 million as compared to net losses on investment securities of $7.72 million for the year of 2024. The net gains on investment securities of $11.17 million for the year of 2025 were primarily due to a net unrealized fair value gain on equity securities. The net losses on investment securities of $7.72 million for the year of 2024 included $16.30 million in losses on sales and calls of available for sale (“AFS”) investment securities partially offset by a $6.85 million gain on the VISA share exchange and a $1.72 million gain on a change in fair value of an equity security. United did not recognize any impairment on investment securities for the years of 2025 and 2024.

Fees from brokerage services for the year of 2025 increased $2.45 million or 12.09%, from the year of 2024. The increase was primarily due to higher volume.

Fees from deposit services for the year of 2025 increased $1.82 million or 4.87% from the year of 2024. In particular, debit card, overdraft, and account analysis fees increased for the year of 2025 as compared to the year of 2024.

Income from mortgage banking activities totaled $9.57 million for the year of 2025 compared to $16.06 million for the year of 2024. The decrease of $6.49 million or 40.42% for the year of 2025 was primarily due mainly to lower mortgage loan production. Mortgage loan sales were $383.94 million in the year of 2025 as compared to $657.84 million in the year of 2024. Mortgage loans originated for sale were $370.86 million for the year of 2025 as compared to $645.94 million for the year of 2024.

Mortgage loan servicing income for the year of 2025 decreased $8.96 million from the year of 2024. This 100% decrease in 2025 from the same time period in 2024 was due to the sale of United’s remaining mortgage servicing portfolio in the second half of 2024.

Income from bank-owned life insurance for the year of 2025 increased $1.97 million or 17.59% from the year of 2024. These increases were primarily due to death proceeds of $1.28 million in the year of 2025 as well as income from the bank-owned life insurance policies added from the Piedmont acquisition and an increase in the cash surrender values primarily due to the impact of higher market values of underlying investments.

Other Expense

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expense includes all items of expense other than interest expense, the provision for credit losses and income tax expense. Noninterest expense for the year of 2025 was $600.05 million, which was an increase of $55.02 million or 10.10% from the year of 2024. Generally, these increases related primarily to the expenses associated with the additional employees and branch offices from the Piedmont acquisition. In addition, merger-related expenses within the non-interest expense category from the Piedmont acquisition increased $4.14 million for the year of 2025 from the year of 2024.

Employee compensation for the year of 2025 increased $17.44 million or 7.43% from the year of 2024, due primarily to the additional employees from the Piedmont acquisition as well as higher employee incentives. In addition, $1.46 million in merger-related expenses were recognized in the year of 2025.

Employee benefits expense for the year of 2025 increased $712 thousand or 1.33% from the year of 2024. This increase was primarily due to increased health insurance costs due to a higher amount of claims and the additional employees from the Piedmont acquisition partially offset by a decline in expenses for postretirement benefits. For the year of 2025, postretirement expense, which includes expense associated with United’s pension plan, non-qualified deferred compensation plan, supplemental early retirement plans (“SERPs”) and Savings and Stock Investment Plan (“401K plan”), decreased $6.24 million from the year of 2024. United uses certain valuation methodologies to measure the fair value of the assets within United’s pension plan which are presented in Note O, Notes to Consolidated Financial Statements. The funded status of United’s pension plan is based upon the fair value of the plan assets compared to the projected benefit obligation. The determination of the projected benefit obligation and the associated periodic benefit expense involves significant judgment and estimation of future employee compensation levels, the discount rate and the expected long-term rate of return on plan assets. If United assumes a 1% increase or decrease in the estimation of future employee compensation levels while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $576 thousand and decrease by approximately $289 thousand, respectively. If United assumes a 1% increase or decrease in the discount rate while keeping all other assumptions constant, the benefit cost associated with the pension plan would increase by approximately $59 thousand and increase by approximately $2.34 million, respectively. If United assumes a 1% increase or decrease in the expected long-term rate of return on plan assets while keeping all other assumptions constant, the benefit cost associated with the pension plan would decrease by and increase by approximately $1.80 million and $1.80 million, respectively.

Net occupancy for the year of 2025 increased $3.71 million or 8.05% from the year of 2024. This increase was due mainly to increased building maintenance, depreciation and utilities costs primarily as a result of the Piedmont acquisition.

Equipment expense for the year of 2025 increased $5.23 million or 17.62% from the year of 2024. This increase was due to higher equipment maintenance and depreciation expense.

Data processing expense for the year of 2025 increased $2.98 million or 10.04% from the year of 2024 due to increased data processing requirements resulting from the Piedmont acquisition.

Mortgage servicing and impairment expense for year of 2025 decreased $2.69 million from the year of 2024 due to the sale of the remaining loans serviced by United in 2024.

FDIC expense for the year of 2025 decreased $2.71 million or 13.75% from the year of 2024 primarily due to a decline in the special assessment resulting from the FDIC’s revised loss estimates to the Deposit Insurance Fund.

Other expense for the year of 2025 increased $30.27 million or 24.03% from the year of 2024. Within other expense, merger-related expenses increased $4.14 million and the expense for the reserve for unfunded commitments increased $9.96 million, which included $4.06 million for the expense related to the reserve for the acquired unfunded loan commitments from Piedmont. In addition, consulting and legal fees increased $5.67 million, amortization of investment tax credits increased $2.61 million, business franchise taxes increased $1.75 million and automated teller machine (“ATM”) fees increased $1.60 million. Amortization of core deposit intangibles increased $5.72 million due mainly to the Piedmont acquisition.

Income Taxes

For the year ended December 31, 2025, income taxes were $118.80 million, compared to $91.58 million for 2024, an increase of $27.21 million or 29.72%. The increase of $27.21 million in income tax expense for the year of 2025 was due mainly to an increase in pre-tax earnings and a higher effective tax rate. United’s effective tax rate was approximately 20.4% and 19.7% for years ended December 31, 2025 and 2024, respectively. For further details related to income taxes, see Note N, Notes to Consolidated Financial Statements.

Quarterly Results

Net income for the first quarter of 2025 was $84.31 million as compared to earnings of $86.81 million for the first quarter of 2024. Diluted earnings per share were $0.59 for the first quarter of 2025 and $0.64 for the first quarter of 2024. As previously mentioned, United completed its acquisition of Piedmont on January 10, 2025. The financial results of Piedmont are included in United’s results from the acquisition date. As a result of the acquisition, the first quarter of 2025 was impacted for nearly three months of increased levels of average balances, income, and expense as compared to the first quarter of 2024. In addition, United recorded acquisition-related costs for the Piedmont merger of $30.04 million, including a provision for credit losses of $18.73 million for purchased non-PCD loans for the first quarter of 2025. Net interest income for the first quarter of 2025 increased $37.57 million, or 16.88% from the first quarter of 2024. The increase of $37.57 million in net interest income occurred because total interest income increased $34.47 million while total interest expense decreased $3.10 million from the first quarter of 2024. The provision for credit losses was $29.10 million for the first quarter of 2025 as compared to a provision for credit losses of $5.74 million for the first quarter of 2024. The increase in the provision for credit losses was mainly due to the previously mentioned $18.73 million of provision recorded on purchased non-PCD loans from Piedmont. For the first quarter of 2025, noninterest income decreased $2.66 million or 8.25% from the first quarter of 2024. The decrease of $2.66 million was primarily due to a decrease in income from mortgage banking activities as a result of lower mortgage loan origination and sale volume. Noninterest expense for the first quarter of 2025 increased $12.83 million or 9.12% from the first quarter of 2024. The increase of $12.83 million was due mainly to $11.31 million of merger-related expenses incurred during the first quarter of 2025 from the Piedmont acquisition. Income taxes increased $1.22 million or 5.71% for the first three months of 2025 as compared to the first three months of 2024 primarily due to a higher effective tax rate partially offset by lower earnings. The effective tax rate was 21.16% and 19.78% for the first quarter of 2025 and 2024, respectively.

Net income for the second quarter of 2025 was $120.72 million, as compared to earnings of $96.51 million for the second quarter of 2024. As a result of the acquisition of Piedmont, the second quarter of 2025 was impacted for three months of increased levels of average balances, income, and expense as compared to the second quarter of 2024. In addition, United recorded acquisition-related costs for the Piedmont merger of $1.32 million for the second quarter of 2025, as compared to $1.27 million for the second quarter of 2024. Net interest income for the second quarter of 2025 increased $48.82 million, or 21.63% from the second quarter of 2024. The increase of $48.82 million in net interest income occurred because total interest income increased $47.01 million while total interest expense decreased $1.81 million from the second quarter of 2024. The provision for credit losses was $5.89 million for the second quarter of 2025 while the provision for credit losses was $5.78 million for the second quarter of 2024. For the second quarter of 2025, noninterest income increased $1.24 million or 4.09% from the second quarter of 2024 due primarily to increased income from bank-owned life insurance policies due to the impact of higher market values of underlying investments and net proceeds from death benefits. Noninterest expense for the second quarter of 2025 increased $13.25 million or 9.83% from the second quarter of 2024 due mainly to the additional employees and branches from the Piedmont acquisition. Income taxes for the second quarter of 2025 were $31.37 million as compared to $18.88 million for the second quarter of 2024, primarily due to higher earnings and effective tax rate. For the quarters ended June 30, 2025 and 2024, United’s effective tax rate was 20.62% and 16.36%, respectively.

Net income for the third quarter of 2025 was $130.75 million, as compared to earnings of $95.27 million for the third quarter of 2024. As a result of the acquisition of Piedmont, the third quarter of 2025 was impacted for three months of increased levels of average balances, income, and expense as compared to the third quarter of 2024. Diluted earnings per share were $0.92 for the third quarter of 2025 and $0.70 for the third quarter of 2024. Net interest income for the third quarter of 2025 increased $49.86 million, or 21.65% from the third quarter of 2024. The increase of $49.86 million in net interest income occurred because total interest income increased $48.23 million while total interest expense decreased $1.63 million from the third quarter of 2024. The provision for credit losses was $12.10 million for the third quarter of 2025, as compared to provision for credit losses of $6.94 million for the third quarter of 2024. For the third quarter of 2025, noninterest income increased $11.26 million or 35.26% from the third quarter of 2024. The increase in noninterest income was driven by net gains on investment securities for the third quarter of 2025 as compared to net losses on investment securities for the third quarter of 2024, an increase in fees from brokerage services, and smaller increases in several other categories of noninterest income. Noninterest expense for the third quarter of 2025 increased $11.40 million or 8.42% from the third quarter of 2024 due mainly to the additional employees and branches from the Piedmont acquisition. Income taxes for the third quarter of 2025 were $33.74 million as compared to $24.65 million for the third quarter of 2024, primarily due to higher earnings partially offset by a slightly lower effective tax rate. For the quarters ended September 30, 2025 and 2024, United’s effective tax rate was 20.51% and 20.56%, respectively.

Net income for the fourth quarter of 2025 was $128.83 million or $0.91 per diluted share as compared to earnings of $94.41 million or $0.69 per diluted share for the fourth quarter of 2024. Net interest income for the fourth quarter of 2025 was $287.46 million, which was an increase of $54.85 million or 23.58% from the fourth quarter of 2024. The $54.85 million increase in net interest income occurred because total interest income increased $54.02 million while total interest expense decreased $830 thousand from the fourth quarter of 2024. The provision for credit losses was $6.78 million for the fourth quarter of 2025 as compared to a provision for credit losses of $6.69 million for the fourth quarter of 2024. Noninterest income for the fourth quarter of 2025 was $30.94 million, which was an increase of $1.62 million, or 5.52% from the fourth quarter of 2024. The increase in noninterest income was primarily due to an increase in fees from brokerage services of $980 thousand driven by higher volume. Noninterest expense for the fourth quarter of 2025 was $151.72 million, an increase of $17.54 million, or 13.07%, from the fourth quarter of 2024. The increase in noninterest expense was driven primarily by increased employee compensation of $5.82 million due to a higher employee headcount from the Piedmont acquisition and higher employee incentives and other expenses of $9.49 million due to increases of $5.50 million in the expense on reserve for unfunded commitments, $2.38 million in the amortization of tax credits and $1.43 million for the amortization of core deposit intangibles partially offset by a decline of $1.26 million in merger expense. Additionally, increases in equipment expense of $1.77 million and net occupancy of $1.11 million were mainly attributable to the acquisition. For the fourth quarter of 2025, income tax expense was $31.07 million as compared to $26.65 million for the fourth quarter of 2024. The increase was driven by higher pre-tax earnings partially offset by a lower effective tax rate. United’s effective tax rate was 19.4% and 22.0% for the fourth quarter of 2025 and fourth quarter of 2024, respectively.

Additional quarterly financial data for 2025 and 2024 may be found in Note Y, Notes to Consolidated Financial Statements.

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

Liquidity and Capital Resources

In the opinion of management, United maintains liquidity that is sufficient to satisfy its depositors’ requirements and the credit needs of its customers. Like all banks, United depends upon its ability to renew maturing deposits and other liabilities on a daily basis and to acquire new funds in a variety of markets. A significant source of funds available to United is “core deposits”. Core deposits include certain demand deposits, statement and special savings and NOW accounts. These deposits are relatively stable, and they are the lowest cost source of funds available to United. Short-term borrowings have also been a source of funds. These include federal funds purchased and securities sold under agreements to repurchase as well as advances from the FHLB. Repurchase agreements represent funds which are obtained as the result of a competitive bidding process.

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

Other sources of liquidity available to United to provide long-term as well as short-term funding alternatives, in addition to FHLB advances, are long-term certificates of deposit, lines of credit, borrowings that are secured by bank premises or stock of United’s subsidiaries. In the normal course of business, United through its Asset Liability Committee evaluates these as well as other alternative funding strategies that may be utilized to meet short-term and long-term funding needs. See Notes K and L, Notes to Consolidated Financial Statements.

During the year of 2025, United increased its interest-bearing deposit balance at the FRB by $260.19 million to $2.23 billion. The change in the balance at the FRB was mostly the result of net sales, maturities, and paydowns in the available for sale debt securities portfolio of $118.03 million and an increase in deposits of $993.74 million, partially offset by loan growth of $1.04 billion and the net repayment of $10.00 million in FHLB advances.

Cash flows provided by operations in 2025 were $498.91 million due mainly to net income of $464.60 million for the year of 2025. In 2024, cash flows provided by operations were $445.45 million due mainly to net income of $373.00 million for the year of 2024. In 2025, net cash of $899.31 million was used in investing activities which was primarily due to loan growth of $1.04 billion partially offset by proceeds of $74.40 million from sales, calls and maturities of investment securities over purchases. In 2024, net cash of $571.49 million was provided by investing activities which was primarily due to proceeds of $882.85 million from sales, calls and maturities of investment securities over purchases partially offset by loan growth of $318.05 million. During the year of 2025, net cash of $650.41 million was provided by financing activities due primarily to deposit growth of $993.74 million partially offset by cash payments of $209.00 million for dividends and $126.99 million for the acquisition of treasury stock. During the year of 2024, net cash of $323.64 million was used in financing activities due primarily to net repayments of $1.25 billion from long-term FHLB borrowings partially offset by an increase of $1.14 billion in deposits. Other uses of cash within funding activities for the year of 2024 were $200.73 million for cash dividends paid. The net effect of the cash flow activities was an increase in cash and cash equivalents of $250.01 million for the year of 2025 as compared to increase in cash and cash equivalents of $693.30 million for the year of 2024. See the Consolidated Statement of Cash Flows in the Consolidated Financial Statements.

At December 31, 2025, United had an unused borrowing amount at the FHLB of approximately $9.19 billion subject to delivery of collateral after certain trigger points and $5.02 billion without the delivery of additional collateral. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $280 million, all of which was available at December 31, 2025. United also has a $20 million unsecured, revolving line of credit with an unrelated financial institution to provide for general liquidity needs, all of which were available at December 31, 2025. At December 31, 2025, United’s borrowing capacity for the FRB Discount Window was $4.66 billion. United did not have any borrowings from the FRB’s Discount Window, or its Bank Term Funding Program, during the year of 2025.

United enters into derivative contracts, mainly to protect against adverse interest rate movements on the value of certain assets or liabilities, under which it is required to either pay cash to or receive cash from counterparties depending on changes in interest rates. Derivative contracts are carried at fair value and not at notional value on the consolidated balance sheet and therefore do not represent the amounts that may ultimately be paid under these contracts. Further discussion of derivative instruments is included in Note R, Notes to Consolidated Financial Statements.

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

The following table details the amounts of significant commitments and letters of credit as of December 31, 2025:

(In thousands)	Amount
Commitments to extend credit:
Revolving open-end secured by 1-4 residential	$812,598
Credit card and personal revolving lines	234,457
Commercial	5,361,772

Total unused commitments	$6,408,827

Financial standby letters of credit	$81,851
Performance standby letters of credit	85,034
Commercial letters of credit	2,761

Total letters of credit	$169,646

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized within the meaning of applicable regulatory guidelines. United’s risk-based capital ratio is 15.72% at December 31, 2025 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.44%, 13.44% and 11.28%, respectively.

Total shareholders’ equity was $5.50 billion at December 31, 2025, which was an increase of $502.76 million or 10.07% from December 31, 2024. This increase is primarily due to increases of $20.41 million and $272.72 million in common stock and surplus, respectively, primarily as a result of the Piedmont acquisition. In addition, retained earnings increased $252.60 million due to net earnings and accumulated other comprehensive income increased $84.98 million due mainly to an after-tax increase in the fair value of available for sale securities.

United’s equity to assets ratio was 16.33% at December 31, 2025 as compared to 16.63% at December 31, 2024. United’s average equity to average asset ratio was 16.39% at December 31, 2025 as compared to 16.57% at December 31, 2024.

During the fourth quarter of 2025, United’s Board of Directors declared a cash dividend of $0.38 per share. Dividends per share of $1.49 for the year of 2025 represented an increase over the $1.48 per share paid for 2024. Total cash dividends declared to common shareholders were $212.00 million for the year of 2025 as compared to $200.89 million for the year of 2024. The year 2025 was the fifty-second consecutive year of dividend increases to United shareholders.

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

The following table shows United’s estimated earnings sensitivity profile as of December 31, 2025 and December 31, 2024:

Change in Interest Rates	Percentage Change in Net Interest Income
(basis points)	December 31, 2025	December 31, 2024
+200	3.85%	2.82%
+100	2.31%	1.75%
-100	0.20%	0.26%
-200	1.58%	0.40%

At December 31, 2025, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.31% over one year as compared to an increase by 1.75% at December 31, 2024. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.85% over one year as of December 31, 2025, as compared to an increase of 2.82% as of December 31, 2024. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.20% over one year as of December 31, 2025 as compared to an increase of 0.26%, over one year as of December 31, 2024. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.58% over one year as of December 31, 2025 as compared to an increase of 0.40% over one year as of December 31, 2024.

In addition to the one-year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one-year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 4.95% in year two as of December 31, 2025. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 8.80% in year two as of December 31, 2025. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 3.06% in year two as of December 31, 2025. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 5.64% in year two as of December 31, 2025.

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

At December 31, 2025, United’s mortgage related securities portfolio had an amortized cost of $1.9 billion, of which approximately $1.05 billion or 54% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay and accretion directed (“VADMs”) bonds having an average life of approximately 4.2 years and a weighted average yield of 3.33%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 5.8 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 13.9%, or less than the price decline of a 7-year treasury note. By comparison, the price decline of a 30-year 5% current coupon mortgage-backed security (“MBS”) in rates higher by 300 basis points would be approximately 21.1%.

United had approximately $336.7 million in fixed rate Commercial mortgage-backed Securities (“CMBS”) with a projected yield of 1.94% and a projected average life of 4.1 years on December 31, 2025. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8.5 years.

United had approximately $19.7 million in 15-year mortgage-backed securities with a projected yield of 4.00% and a projected average life of 3.8 years as of December 31, 2025. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (“WALA”) of 5.8 years and a WAM of 9.3 years.

United had approximately $295.4 million in 20-year mortgage-backed securities with a projected yield of 2.15% and a projected average life of 5.7 years on December 31, 2025. This portfolio consisted of seasoned 20-year mortgage paper with a WALA of 4.8 years and a WAM of 14.9 years.

United had approximately $210 million in 30-year mortgage-backed securities with a projected yield of 3.92% and a projected average life of 7.2 years on December 31, 2025. This portfolio consisted of seasoned 30-year mortgage paper with a WALA of 6.3 years and a WAM of 22.3 years.

The remaining 1% of the mortgage related securities portfolio on December 31, 2025, included floating rate CMO, CMBS and mortgage-backed securities.

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

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework (2013 framework). Based on our assessment, we believe that, as of December 31, 2025, the Company’s internal control over financial reporting is effective based on those criteria.

Ernst & Young LLP (“Ernst & Young”), the independent registered public accounting firm who audited the Company’s consolidated financial statements, has also issued an attestation report on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. Ernst & Young’s report on the effectiveness of the Company’s internal control over financial reporting appears on the following page.

/s/ Richard M. Adams, Jr.	/s/ W. Mark Tatterson
Richard M. Adams, Jr. Chief Executive Officer	W. Mark Tatterson Executive Vice President and Chief Financial Officer

February 27, 2026

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of United Bankshares, Inc.

Opinion on Internal Control over Financial Reporting

We have audited United Bankshares, Inc. and subsidiaries’ internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, United Bankshares, Inc. and subsidiaries (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and our report dated February 27, 2026 expressed an unqualified opinion thereon.

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

Charleston, West Virginia February 27, 2026

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
Report of Independent Registered Public Accounting Firm
To the Shareholders and the Board of Directors of United Bankshares, Inc.
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of United Bankshares, Inc. and subsidiaries (the Company) as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated February 27, 2026 expressed an unqualified opinion thereon.
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

Allowance for Loan Losses

Description of the Matter
The Company’s loan portfolio totaled $24.7 billion as of December 31, 2025, and the associated allowance for loan losses (ALL) for the loan portfolio was $297.5 million. As discussed in Notes A and F to the consolidated financial statements, the ALL is an estimate of the expected credit losses on loans at amortized cost to present the net amount expected to be collected as of the balance sheet date. The ALL is based on the credit losses expected to arise over the life of the asset. Management pools its loans based on similar risk characteristics and assigns an appropriate calculation method to estimate the expected credit losses. For loans that do not share risk characteristics, management evaluates the ALL on an individual basis based on the present value of expected future cash flows using the loan’s effective interest rate, or as a practical expedient, the fair value of the collateral if the loan is collateral-dependent. For loans not specifically reviewed on an individual basis, management measures the ALL using a probability of default/loss given default method or cohort method based on portfolio segment. Management also records qualitative adjustments to expected credit losses for differences in current loan-specific risk characteristics such as differences in underwriting standards, portfolio mix, delinquency level or term as well as reasonable and supportable forecast adjustments for changes in macroeconomic and environmental conditions, such as changes in unemployment rates, gross domestic product or other relevant factors, that have not been fully captured in the allowance calculation.

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
Charleston, West Virginia
February 27, 2026

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except par value)

	December 31	December 31
	2025	2024
Assets
Cash and due from banks	$247,613	$240,655
Interest-bearing deposits with other banks	2,293,279	2,050,321
Federal funds sold	1,358	1,268

Total cash and cash equivalents	2,542,250	2,292,244
Securities available for sale at estimated fair value (amortized cost-$3,264,860 at December 31, 2025 and $3,282,690 at December 31, 2024, allowance for credit losses of $0 at December 31, 2025 and December 31, 2024)	3,059,452	2,959,719
Securities held to maturity, net of allowance for credit losses of $16 at December 31, 2025 and $18 at December 31, 2024 (estimated fair value-$1,020 at December 31, 2025 and December 31, 2024)	1,004	1,002
Equity securities at estimated fair value	34,760	21,058
Other investment securities	305,184	277,517
Loans held for sale measured using fair value option	31,277	44,360
Loans and leases	24,720,620	21,680,498
Less: Unearned income	(11,498)	(7,005)

Loans and leases, net of unearned income	24,709,122	21,673,493
Less: Allowance for loan and lease losses	(297,518)	(271,844)

Net loans and leases	24,411,604	21,401,649
Bank premises and equipment	208,831	186,131
Operating lease right-of-use assets	89,312	81,742
Goodwill	2,018,848	1,888,889
Bank-owned life insurance (“BOLI”)	547,127	497,181
Accrued interest receivable	109,232	102,412
Other assets	301,400	269,641

TOTAL ASSETS	$33,660,281	$30,023,545

Liabilities
Deposits:
Noninterest-bearing	$6,573,630	$6,135,413
Interest-bearing	20,487,309	17,826,446

Total deposits	27,060,939	23,961,859
Borrowings:
Securities sold under agreements to repurchase	198,573	176,090
Federal Home Loan Bank (“FHLB”) borrowings	250,000	260,199
Other long-term borrowings	281,817	280,221
Reserve for lending-related commitments	35,075	34,911
Operating lease liabilities	95,392	86,771
Accrued expenses and other liabilities	242,502	230,271

TOTAL LIABILITIES	28,164,298	25,030,322
Shareholders’ Equity
Preferred stock, $ 1.00 par value; Authorized- 50,000,000 shares, no ne issued	0	0
Common stock, $ 2.50 par value; Authorized- 200,000,000 shares; issued- 150,856,999 and 142,694,816 at December 31, 2025 and December 31, 2024, respectively, including 10,976,752 and 7,348,188 shares in treasury at December 31, 2025 and December 31, 2024, respectively	377,142	356,737
Surplus	3,468,869	3,196,154
Retained earnings	2,170,327	1,917,726
Accumulated other comprehensive loss	(138,927)	(223,903)
Treasury stock, at cost	(381,428)	(253,491)

TOTAL SHAREHOLDERS’ EQUITY	5,495,983	4,993,223

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,660,281	$30,023,545

See notes to consolidated financial statements.

6
8

CONSOLIDATED STATEMENTS OF INCOME UNITED BANKSHARES, INC. AND SUBSIDIARIES (Dollars in thousands, except per share data)
	Year Ended December 31
	2025	2024	2023
Interest income
Interest and fees on loans and leases	$1,480,112	$1,302,604	$1,203,186
Interest on federal funds sold and other short-term investments	93,700	66,207	47,069
Interest and dividends on securities:
Taxable	107,265	128,731	144,420
Tax-exempt	4,776	4,579	6,645

Total interest income	1,685,853	1,502,121	1,401,320
Interest expense
Interest on deposits	554,491	539,805	391,094
Interest on short-term borrowings	5,801	7,966	6,449
Interest on long-term borrowings	23,397	43,282	83,853

Total interest expense	583,689	591,053	481,396

Net interest income	1,102,164	911,068	919,924
Provision for credit losses	53,866	25,153	31,153

Net interest income after provision for credit losses	1,048,298	885,915	888,771
Other income
Fees from trust services	19,762	19,450	18,318
Fees from brokerage services	22,729	20,277	16,911
Fees from deposit services	38,995	37,183	37,076
Bankcard fees and merchant discounts	7,913	7,059	7,013
Other service charges, commissions, and fees	4,629	3,485	3,861
Income from bank-owned life insurance	13,199	11,225	8,330
Income from mortgage banking activities	9,567	16,057	26,593
Mortgage loan servicing income	0	8,958	13,746
Net investment securities gains (losses)	11,170	(7,720)	(7,646)
Other income	7,190	7,721	11,056

Total other income	135,154	123,695	135,258
Other expense
Employee compensation	252,054	234,618	230,809
Employee benefits	54,333	53,621	48,368
Net occupancy expense	49,794	46,084	46,426
Other real estate owned (“OREO”) expense	892	576	1,355
Net gains on the sales of OREO properties	(148)	(75)	(60)
Equipment expense	34,917	29,686	29,731
Data processing expense	32,622	29,646	29,395
Mortgage loan servicing expense and impairment	0	2,694	5,596
Bankcard processing expense	2,342	2,490	2,192
FDIC insurance expense	17,022	19,735	30,376
Other expense	156,224	125,956	136,036

Total other expense	600,052	545,031	560,224

Income before income taxes	583,400	464,579	463,805
Income taxes	118,797	91,583	97,492

Net income	$464,603	$372,996	$366,313

6
9

CONSOLIDATED STATEMENTS OF INCOME UNITED BANKSHARES, INC. AND SUBSIDIARIES (Dollars in thousands, except per share data)
	Year Ended December 31
	2025	2024	2023
Earnings per common share:
Basic	$3.28	$2.76	$2.72

Diluted	$3.27	$2.75	$2.71

Dividends per common share	$1.49	$1.48	$1.45

Average outstanding shares:
Basic	141,497,205	134,947,592	134,505,058
Diluted	141,827,360	135,225,417	134,753,820
See notes to consolidated financial statements

7
0

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME UNITED BANKSHARES, INC. AND SUBSIDIARIES (Dollars in thousands)
	Year Ended December 31
	2025	2024	2023
Net income	$464,603	$372,996	$366,313
Other comprehensive income on available-for-sale (“AFS”) securities, net of tax	89,466	30,855	81,521
Other comprehensive loss on cash flow hedge, net of tax	(9,937)	(6,249)	(13,059)
Other comprehensive income on defined benefit pension plan, net of tax	5,447	11,172	4,589

Total comprehensive income, net of tax	$549,579	$408,774	$439,364

See notes to consolidated financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY UNITED BANKSHARES, INC. AND SUBSIDIARIES (Dollars in thousands, except per share data)
					Accumulated
	Common Stock				Other		Total
		Par		Retained	Comprehensive	Treasury	Shareholders’
	Shares	Value	Surplus	Earnings	(Loss) Income	Stock	Equity
Balance at January 1, 2022	142,011,560	$355,029	$3,168,874	$1,575,426	$(332,732)	$(250,404)	$4,516,193
Comprehensive income:
Net income	0	0	0	366,313	0	0	366,313
Other comprehensive income, net of tax	0	0	0	0	73,051	0	73,051

Total comprehensive income, net of tax							439,364
Stock based compensation expense	0	0	12,463	0	0	0	12,463
Stock grant forfeiture ( 8,295 shares)	0	0	320	0	0	(320)	0
Purchase of treasury stock ( 33,850 shares)	0	0	0	0	0	(1,382)	(1,382)
Cash dividends ($ 1.45 per share)	0	0	0	(196,120)	0	0	(196,120)
Net issuance of common stock under stock-based compensation plans ( 246,086 shares)	246,086	615	107	0	0	0	722

Balance at December 31, 2023	142,257,646	355,644	3,181,764	1,745,619	(259,681)	(252,106)	4,771,240
Comprehensive income:
Net income	0	0	0	372,996	0	0	372,996
Other comprehensive income, net of tax	0	0	0	0	35,778	0	35,778

Total comprehensive income, net of tax							408,774
Stock based compensation expense	0	0	12,130	0	0	0	12,130
Stock grant forfeiture ( 9,413 shares)	0	0	345	0	0	(345)	0
Purchase of treasury stock ( 30,192 shares)	0	0	0	0	0	(1,040)	(1,040)
Cash dividends ($ 1.48 per share)	0	0	0	(200,889)	0	0	(200,889)
Net issuance of common stock under stock-based compensation plans ( 437,170 shares)	437,170	1,093	1,915	0	0	0	3,008

Balance at December 31, 2024	142,694,816	356,737	3,196,154	1,917,726	(223,903)	(253,491)	4,993,223
Comprehensive income:
Net income	0	0	0	464,603	0	0	464,603
Other comprehensive income, net of tax	0	0	0	0	84,976	0	84,976

Total comprehensive income, net of tax							549,579
Acquisition of Piedmont Bancorp, Inc. ( 7,860,831 shares)	7,860,831	19,652	261,294	0	0	0	280,946
Stock based compensation expense	0	0	13,089	0	0	0	13,089
Stock grant forfeiture ( 16,682 shares)	0	0	610	0	0	(610)	0
Termination of management stock bonus plan ( 8,811 shares)	0	0	338	0	0	(338)	0
Purchase of treasury stock ( 3,603,071 shares)	0	0	0	0	0	(126,989)	(126,989)
Cash dividends ($ 1.49 per share)	0	0	0	(212,002)	0	0	(212,002)
Net issuance of common stock under stock-based compensation plans ( 301,352 shares)	301,352	753	(2,616)	0	0	0	(1,863)

Balance at December 31, 2025	150,856,999	$377,142	$3,468,869	$2,170,327	$(138,927)	$(381,428)	$5,495,983

See notes to consolidated financial statements

7
2

CONSOLIDATED STATEMENTS OF CASH FLOWS UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)	Year Ended December 31
	2025	2024	2023
OPERATING ACTIVITIES
Net income	$464,603	$372,996	$366,313
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for credit losses	53,866	25,153	31,153
Amortization and accretion	(29,864)	(5,313)	5,915
Loss on sales of bank premises, OREO, leases and equipment	97	322	345
Write-downs on bank premises, OREO, leases and equipment	55	219	945
Depreciation	16,813	15,709	17,191
(Gain) loss on securities	(11,170)	7,720	7,646
Loans originated for sale	(370,856)	(645,942)	(860,901)
Proceeds from sales of loans	393,506	673,906	887,398
Gain on sales of loans	(9,567)	(16,063)	(25,879)
Mortgage repurchase loan reserve activity	(327)	19	(304)
Stock-based compensation	13,089	12,130	12,463
Excess tax benefits from stock-based compensation arrangements	83	258	128
Deferred income tax expense (benefit)	16,645	(3,368)	(2,921)
Amortization of tax credit investments	15,424	15,277	15,238
Originations of mortgage servicing rights	0	0	(715)
Gain on sale of mortgage servicing rights	0	(7,086)	(8,306)
Increase in cash surrender value of bank-owned life insurance policies	(14,489)	(14,150)	(9,267)
(Amortization) accretion of net periodic pension costs	(2,257)	10	159
Changes in:
Interest receivable	(6,820)	9,008	(16,530)
Other assets	(12,464)	2,056	(3,618)
Accrued expenses and other liabilities	(17,461)	2,593	18,784

NET CASH PROVIDED BY OPERATING ACTIVITIES	498,906	445,454	435,237

INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	527	454,993	181,824
Proceeds from maturities and calls of securities available for sale	2,260,333	2,459,102	770,389
Purchases of securities available for sale	(2,142,828)	(2,062,441)	(107,866)
Proceeds from sales of equity securities	713	8,113	344
Purchases of equity securities	(929)	(1,159)	(1,647)
Proceeds from sales and redemptions of other investment securities	15,396	160,637	155,299
Purchases of other investment securities	(58,817)	(136,392)	(178,476)
Redemption of bank-owned life insurance policies	5,344	3,864	2,556
Purchases of bank premises and equipment	(17,714)	(12,128)	(11,687)
Proceeds from sales of bank premises and equipment	1,444	101	2,542
Proceeds from sales of mortgage servicing rights	0	12,489	23,450
Acquisition of Piedmont Bancorp, Inc., net of cash paid	77,476	0	0
Proceeds from sales of OREO properties	553	2,355	3,240
Net change in loans and leases	(1,040,810)	(318,049)	(800,974)

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(899,312)	571,485	38,994

FINANCING ACTIVITIES
Cash dividends paid	(209,002)	(200,727)	(194,727)
Acquisition of treasury stock	(126,989)	(1,040)	(1,382)
Proceeds from exercise of stock options	751	5,274	1,750
Repayment of long-term Federal Home Loan Bank borrowings	(10,000)	(1,500,000)	(1,900,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	0	250,000	1,500,000
Redemption of subordinated debt	(20,575)	0	(10,250)
Changes in:
Time deposits	328,749	254,936	1,318,577
Other deposits	664,995	887,924	(801,305)
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	22,483	(20,005)	35,397

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	650,412	(323,638)	(51,940)

INCREASE IN CASH AND CASH EQUIVALENTS	250,006	693,301	422,291
CASH AND CASH EQUIVALENTS AT BEGINNING OF YEAR	2,292,244	1,598,943	1,176,652

CASH AND CASH EQUIVALENTS AT END OF YEAR	$2,542,250	$2,292,244	$1,598,943

7
3

CONSOLIDATED STATEMENTS OF CASH FLOWS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Year Ended December 31
	2025	2024	2023
Supplemental information
Cash paid for:
Interest on deposits and borrowed funds	$581,620	$590,635	$468,123
Income taxes, net of refunds	114,463	86,221	105,460
Amounts in the measurement of lease liabilities	19,739	19,900	21,581
Noncash investing activities:
Transfers of other investment securities to equity securities	2,316	0	0
Transfers of loans to OREO	9,034	359	4,941
Right-of-use assets obtained in the exchange for lease liabilities	18,673	8,896	33,403
Acquisition of subsidiaries and purchase price adjustments:
Assets acquired, net of cash	2,225,854	0	0
Liabilities assumed	2,152,343	0	0
Goodwill	129,959	0	0
Issuance of common stock as consideration for acquisition	280,946	0	0
See notes to consolidated financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
UNITED BANKSHARES, INC. AND SUBSIDIARIES
December 31, 2025
NOTE A--SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Nature of Operations:
United Bankshares, Inc. (“United”, the “Company”) is a financial holding company headquartered in Charleston, West Virginia. United considers all of West Virginia to be included in its market area. This area includes the five largest West Virginia Metropolitan Statistical Areas (“MSA”): the Parkersburg MSA, the Charleston MSA, the Huntington MSA, the Morgantown MSA and the Wheeling MSA. United serves the Ohio counties of Lawrence, Belmont, Jefferson and the Pennsylvania counties of Washington and Fayette, primarily because of their close proximity to the Ohio and Pennsylvania borders and United banking offices located in those counties in nearby West Virginia. United’s Virginia markets include the Maryland, northern Virginia and Washington, D.C. MSA, the Winchester MSA, the Harrisonburg MSA, and the Charlottesville MSA. Through its acquisition of Carolina Financial, United’s market also includes the Coastal, Midlands, and Upstate regions of South Carolina, including the Charleston (Charleston, Dorchester and Berkeley Counties), Myrtle Beach (Horry and Georgetown Counties), Columbia (Richland and Lexington Counties), and the Upstate (Greenville and Spartanburg Counties) areas as well as areas in North Carolina including Wilmington (New Hanover County), Raleigh-Durham (Durham and Wake Counties), Charlotte-Concord-Gastonia (NC and SC) and the southeastern coastal region of North Carolina (Bladen, Brunswick, Columbus, Cumberland, Duplin and Robeson Counties). Through its acquisition of Community Bankers Trust, United added new markets in Baltimore and Annapolis, Maryland and Lynchburg and Richmond, Virginia as well as the Northern Neck of Virginia. Through its acquisition of Piedmont, United added the Atlanta, Georgia MSA to its market area. United considers all of the above locations to be the primary market areas for its business.
Operating and Reporting Segments
As of December 31, 2025, United’s business activities are confined to one operating segment, United Bank, and one reportable segment, community banking. As a community banking entity, United, through United Bank, offers a full range of products and services through various delivery channels. Included among the banking products and services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, credit card, commercial, and floor plan loans; and the making of construction and real estate loans as well as the origination and sale of residential mortgages in the secondary market. Also offered are trust and brokerage services, safe deposit boxes, and wire transfers. United’s chief operating decision maker regularly reviews the operating results of United Bank in order to assess performance and make decisions about resource allocation. At December 31, 2023, United had three operating segments: United Bank, George Mason Mortgage, LLC (“George Mason”) and Crescent Mortgage Company (“Crescent”), and two reporting segments: community banking and mortgage banking. However, during the first quarter of 2024, United consolidated the mortgage origination and sales business of George Mason and Crescent with that of United Bank. United previously exited the third-party origination (“TPO”) business during the fourth quarter of 2023.
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

7
5

The accounting and reporting policies of United conform with U.S. generally accepted accounting principles. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. To conform to the 2025 presentation, certain reclassifications have been made to prior period amounts, which had no impact on net income, comprehensive income or shareholders’ equity. In the opinion of management, all adjustments necessary for a fair presentation of financial position and results of operations have been made. Such adjustments are of a normal and recurring nature.
The Company has evaluated events and transactions subsequent to December 31, 2025 through the date these financial statements were issued. Based on definitions and requirements of generally accepted accounting principles for “Subsequent Events,” the Company has not identified any events that would require adjustments to, or disclosure in the financial statements.
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
HTM securities are accounted for at amortized cost, but the Company must have both the positive intent and the ability to hold those securities to maturity. There are very limited circumstances under which securities in the HTM category can be sold without jeopardizing the cost basis of accounting for the remainder of the securities in this category. Substantially all of the Company’s HTM debt securities are issued by state and political subdivisions (municipalities). As of December 31, 2025, United considers its HTM debt securities portfolio to be immaterial.
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
Allowance for Credit Losses (HTM Debt Securities)
: For HTM debt securities, the Company is required to utilize a current expected credit losses (“CECL”) methodology to estimate expected credit losses. As of December 31, 2025 and 2024, the Company recorded an allowance for credit losses of $16,000 and $18,000, respectively, on its HTM debt securities portfolio.
Allowance for Credit Losses (AFS Debt Securities)
: The impairment model for available-for-sale (“AFS”) debt securities differs from the CECL methodology applied for HTM debt securities because AFS debt securities are measured at fair value rather than amortized cost. Although ASC Topic 326, “Financial Instruments – Credit Losses” replaced the legacy other-than-temporary impairment (“OTTI”) model with a credit loss model, it retained the fundamental nature of the legacy OTTI model. For AFS debt securities in an unrealized loss position, the Company first assesses whether it intends to sell, or it is more-likely-than-not that it will be required to sell, the security before recovery of its amortized cost basis. If either criteria is met, the security’s amortized cost basis is written down to fair value through income. For AFS debt securities where neither of the criteria are met, the Company evaluates whether the decline in fair value has resulted from credit losses or other factors. In making this assessment, management considers the extent to which fair value is less than amortized cost, any changes to the credit rating of the security by a rating agency, and adverse conditions specifically related to the security, among other factors. If this assessment indicates that a credit loss exists, the present value of cash flows expected to be collected from the security are compared to the amortized cost basis of the security. If the present value of cash flows expected to be collected is less than the amortized cost basis, a credit loss exists and an allowance for credit losses is recorded for the credit loss, limited to the amount that the fair value is less than the amortized cost basis. Any remaining discount that has not been recorded through an allowance for credit losses is recognized in other comprehensive income. An entity may no longer consider the length of time fair value has been less than amortized cost. Changes in the allowance for credit losses are recorded as a provision (or release) for credit losses. Losses are charged against the allowance when management believes the uncollectibility of an AFS security is confirmed or when either of the criteria regarding intent or requirement to sell is met. As of December 31, 2025, the Company determined that the unrealized loss positions in AFS securities were not the result of credit losses, and therefore, an allowance for credit losses was not recorded. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature.

7
6

Equity securities:
Investments in equity securities with readily determinable fair values are measured at fair value, with changes in the fair value recognized in Net investment securities gains in the Consolidated Statements of Income.
Other investment securities:
Certain security investments such as Federal Reserve Bank stock and Federal Home Loan Bank stock that do not have readily determinable fair values are accounted for at cost minus impairment, if any. For other security investments that do not have readily determinable fair values (non-marketable), they are accounted for at cost minus impairment, if any, plus or minus changes resulting from observable price changes in orderly transactions for the identical or similar investment of the same issuer, also referred to as the measurement alternative. Any adjustments to the carrying value of these investments are recorded in Other income in the Consolidated Statements of Income.
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
Loans:
Loans are reported at the principal amount outstanding, net of unearned income, except loans acquired through transfer (see below). Interest on loans is accrued and credited to operations using methods that produce a level yield on individual principal amounts outstanding. Loan origination and commitment fees and related direct loan origination costs are deferred and amortized as an adjustment of loan yield over the estimated life of the related loan. Loan fees net of costs accreted and included in interest income were $64,392,000, $36,937,000, and $39,509,000, for the years
of 2025, 2024 and 2023, respectively.
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

7
7

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
For acquired loans not deemed purchased credit deteriorated at acquisition, the differences between the initial fair value and the unpaid principal balance are recognized as interest income on a level-yield basis over the lives of the related loans and an allowance for credit losses is established subsequent to the acquisition.
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
8

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
Other Real Estate Owned
: At December 31, 2025 and 2024, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $8,857,000 and $327,000, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At December 31, 2025 and 2024, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,868,000 and $795,000, respectively.
Intangible Assets:
Intangible assets relating to the estimated fair value of the deposit base of the acquired institutions are being amortized on an accelerated basis over a one
to ten-year period. Management reviews intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. United incurred amortization expense of $9,363,000, $3,639,000, and $5,116,000, in 2025, 2024, and 2023, respectively, related to all intangible assets.
Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than-not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach, whichever is more practical, to determine the fair value of the reporting unit to compare to its carrying value. If the estimated fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the excess, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United utilized a qualitative approach to test goodwill for impairment as of September 30, 2025. The goodwill impairment test did not identify any indicators of goodwill impairment. As of December 31, 2025, and 2024, total goodwill approximated $
2,018,848,000
and $
1,888,889,000
, respectively.

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
Advertising Costs:
Advertising costs are generally expensed as incurred and included in Other Expense on the Consolidated Statements of Income. Advertising expense was $9,003,000, $8,336,000, and $9,330,000, for the years of 2025, 2024, and 2023, respectively.
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

8
1

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
United maintains a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. United estimates expected credit losses over the contractual period in which United is exposed to credit risk via a contractual obligation to extend credit, unless that obligation is unconditionally cancellable by United. The estimate includes consideration of the likelihood that funding will occur and an estimate of expected credit losses on commitments expected to be funded over its estimated life. Methodology is based on a loss rate approach that starts with the probability of funding based on historical experience. Similar to methodology discussed previously related to the loans and leases receivable portfolio, adjustments are made to the historical losses for current conditions and reasonable and supportable forecast. Adjustments to the reserve for lending-related commitments on off-balance sheet credit exposures is recorded as other expense in the consolidated statements of income. The reserve for lending-related commitments is separately classified on the balance sheet within liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses on loans and leases.

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
Stock-based compensation expense was $13,089,000 in 2025, $12,130,000 in 2024, and $12,463,000 in 2023.
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
Under the two-class method, basic earnings per common share is computed by dividing net earnings allocated to common stock by the weighted-average number of common shares outstanding during the applicable period, excluding outstanding participating securities. Diluted earnings per common share is computed using the weighted-average number of shares determined for the basic earnings per common share computation plus the dilutive effect of stock compensation using the treasury stock method. Antidilutive stock options and restricted stock outstanding of 563,090, 590,395, and 1,410,389 for the years ended December 31, 2025, 2024 and 2023, respectively, were excluded from the earnings per diluted common share calculation.
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Year Ended December 31
(Dollars in thousands, except per share)	2025	2024	2023
Distributed earnings allocated to common stock	$211,141	$200,156	$195,167
Undistributed earnings allocated to common stock	252,428	172,006	170,267

Net earnings allocated to common shareholders	$463,569	$372,162	$365,434

Average common shares outstanding	141,497,205	134,947,592	134,505,058
Dilutive effect of stock compensation	330,155	277,825	248,762

Average diluted shares outstanding	141,827,360	135,225,417	134,753,820

Earnings per basic common share	$3.28	$2.76	$2.72
Earnings per diluted common share	$3.27	$2.75	$2.71
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
3

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
Recent Accounting Pronouncements
:
In December 2025, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”) 2025-11, “Interim Reporting (Topic 270): Narrow-Scope Improvements.” ASU 2025-11 is intended to improve the navigability of the guidance in ASC 270 and clarify when it applies. Under the amendments, an entity is subject to ASC 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” ASU 2025-11 is effective for all public business entities for annual periods beginning after December 15, 2027, with early adoption permitted. The adoption of ASU 2025-11 is not expected to have a material impact on the Company’s financial condition or results of operations.
In November 2025, the FASB released ASU 2025-09, “Derivatives and Hedging (Topic 815): Hedge Accounting Improvements.” ASU 2025-09 amends certain aspects of the hedge accounting guidance in ASC 815. In addition to addressing stakeholder concerns, the amendments are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU 2025-09 is effective for all public business entities for annual periods beginning after December 15, 2026, with early adoption permitted. The ASU 2025-09 guidance should be applied prospectively for all hedging relationships as of the date of adoption. Entities must disclose the nature of and reason for the change in accounting principle, as well as the method of applying the change, in both the interim reporting period and the annual reporting period in which they adopt the ASU. The adoption of ASU 2025-09 is not expected to have a material impact on the Company’s financial condition or results of operations.
In November 2025, the FASB released ASU 2025-08, “Financial Instruments—Credit Losses (Topic 326): Purchased Loans.” ASU 2025-08 makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model (CECL). No changes were made to the existing models for originated assets, purchased credit deteriorated assets (PCD) or other acquired assets. Under the ASU 2025-08, the initial allowance for credit losses recorded upon the acquisition of loans in scope is recognized as an adjustment to the amortized cost basis of the loan–similar to the PCD model. For these loans, the “day-one” credit loss estimate does not impact earnings immediately but rather is amortized over time as an adjustment to interest income. Subsequent changes in the allowance for credit losses are reported in earnings within credit loss expense. ASU 2025-08 is effective for all business entities for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2025-08 may have on the Company’s financial condition or results of operations for subsequent acquisitions.

8
4

In September 2025, the FASB released ASU 2025-06, “Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software.” ASU 2025-06 modernizes the accounting for internal-use software (the existing internal-use software guidance does not contemplate more current methods of software development). The amendments in ASU 2025-06 are limited and focused on the key challenge that entities face in applying FASB ASC 350-40—applying that guidance to software that is developed using an incremental and iterative method. The amendments in ASU 2025-06 apply to all entities subject to the internal-use software guidance in FASB ASC 350-40. The amendments also apply to all entities that account for website development costs in accordance with FASB ASC 350-50, Intangibles— Goodwill and Other—Website Development Costs. ASU 2025-06 is effective for all business entities for annual periods beginning after December 15, 2027, with early adoption permitted. The adoption of ASU 2025-06 is not expected to have a material impact on the Company’s financial condition or results of operations.
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
In December 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-09, “Improvements to Income Tax Disclosures.” ASU 2023-09 enhances annual income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. ASU 2023-09 also includes certain other amendments to improve the effectiveness of income tax disclosures. ASU 2023-09 is effective for public business entities for annual periods beginning after December 15, 2024. Entities are permitted to early adopt the standard for annual financial statements that have not yet been issued or made available for issuance. The adoption of ASU 2023-09 did not have a material impact on the Company’s financial condition or results of operations but did change certain disclosures in United’s SEC filings.
In November 2023, the FASB issued ASU 2023-07, “Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures.” The amendments in ASU 2023-07 improve reportable segment disclosure requirements, mainly through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The purpose of the amendments will enable investors to better understand an entity’s overall performance and assess potential future cash flows. ASU No. 2023-07 is effective for public business entities for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption of the amendment is permitted. The adoption of ASU 2023-07 did not have an impact on the Company’s financial condition or results of operations but changed certain disclosures in United’s SEC filings.
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

8
7

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
The Piedmont Merger was accounted for under the acquisition method of accounting. The results of operations of Piedmont are included in the consolidated results of operations from the Acquisition Date. At the Acquisition Date, Piedmont had $2,356,883,000 in total assets, $
2,079,933,000 in loans and leases, net of unearned income and $2,105,402,000 in deposits. For the year of 2025, United recorded acquisition-related costs
for the Piedmont merger of $31,407,000, including a provision for credit losses of $18,726,000 for purchased non-credit deteriorated (“non-PCD”) loans.
The aggregate purchase price was $280,967,000, including common stock valued at $280,946,000 and cash paid for fractional shares of $21,000. The number of shares issued in the transaction was 7,860,831, which were valued based on the closing market price of $35.74 for United’s common shares on January 10, 2025. The purchase price has been allocated to the identifiable tangible and intangible assets resulting in additions to goodwill, and core deposit intangibles of $129,959,000 and $32,764,000, respectively. The goodwill recognized results from the expected synergies and potential earnings from the combination of United and Piedmont. None of the goodwill from the Piedmont acquisition is expected to be deductible for tax purposes. The core deposit intangible is expected to be amortized on an accelerated basis over ten years from the date of the merger.
United used an independent third party to help determine the fair values of the assets and liabilities acquired from Piedmont. As a result of the merger, United recorded fair value discounts of $64,065,000 on the loans and leases acquired, $24,977,000 on available-for-sale investment securities acquired, and $3,492,000 on land acquired, respectively, and premiums of $1,469,000 on buildings acquired and $408,000 on interest-bearing time deposits, respectively. United also recorded an allowance for loan and lease losses of $36,244,000 on the loans acquired split between $17,518,000 for purchased credit deteriorated (“PCD”) loans which is part of the acquisition date fair value, and $18,726,000 for non-PCD loans recorded to the provision for credit losses. In addition, United also recorded a reserve for lending-related commitments of $4,058,000 on the loan commitments acquired with an offset within other expense. The discounts and premium amounts, except for discount on the land acquired, are being accreted or amortized on an accelerated or straight-line basis, based on the type of asset or liability, over each asset’s or liability’s estimated remaining life at the time of acquisition. At December 31, 2025, the premium on the buildings had an average estimated remaining life of 30.50 years.
Portfolio loans acquired from Piedmont were recorded at their fair value at the Acquisition Date based on a discounted cash flow methodology. The estimated fair value incorporates adjustments related to market loss assumptions and prevailing market interest rates for comparable assets and other market factors such as liquidity from the perspective of a market participant. Also, acquired portfolio loans and leases were evaluated upon acquisition and classified as either PCD, which indicates that the loan has experienced a more-than-insignificant deterioration in credit quality since origination, or non-PCD. United considered a variety of factors in evaluating the acquired loans and leases for a more-than-insignificant deterioration in credit quality, including but not limited to risk grades, delinquency, nonperforming status, current or previous troubled debt restructurings or bankruptcies, watch list credits and other qualitative factors that indicated a deterioration in credit quality since origination. For PCD loans and leases, an initial allowance is determined based on the same methodology as other portfolio loans and leases. This initial allowance for loan and lease losses is allocated to individual PCD loans and leases and added to the acquisition date fair values to establish the initial amortized cost basis for the PCD loans and leases. The difference between the unpaid principal balance (“UPB”), or par value, of PCD loans and leases and the amortized cost basis is considered to relate to noncredit factors and resulted in a discount of $20,906,000 at Acquisition Date. This discount will be recognized through interest income on a level-yield method over the life of the loans which is estimated at December 31, 2025 to be a weighted-average of 5.50 years. For non-PCD

8
8

acquired loans and leases, the differences between the initial fair value and the UPB, or par value, are recognized as interest income on a level-yield basis over the lives of the related loans and leases which at December 31, 2025 is estimated to be a weighted-average of 4.80 years. The total fair value mark on the non-PCD loans at the Acquisition Date was $
43,159,000
. At the Acquisition Date, an initial allowance for expected loan and lease losses of $
18,726,000
was recorded with a corresponding charge to the provision for credit losses in the Consolidated Statements of Income. Subsequent changes in the allowance for credit losses related to PCD and non-PCD loans and leases are recognized in the provision for credit losses.
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

The consideration paid for Piedmont’s common equity and the amounts of acquired identifiable assets and liabilities assumed as of the Piedmont Acquisition Date were as follows:

(Dollars in thousands)
Purchase price:
Value of common shares issued (7,860,831 shares)	$280,946
Cash for fractional shares	21

Total purchase price	280,967

Identifiable assets:
Cash and cash equivalents	77,497
Investment securities	94,426
Net loans and leases	1,998,350
Premises and equipment	23,816
Operating lease right-of-use assets	5,124
BOLI	40,801
Core deposit intangible	32,764
Other assets	30,573

Total identifiable assets	$2,303,351

Identifiable liabilities:
Deposits	$2,105,810
Long-term borrowings	20,000
Operating lease liabilities	5,744
Other liabilities	20,789

Total identifiable liabilities	2,152,343

Fair value of net assets acquired including identifiable intangible assets	151,008

Resulting goodwill	$129,959

During the twelve month period subsequent to the Acquisition Date (“Measurement Period”) the Company reviewed information relating to events and circumstances existing as of the Acquisition Date that impacted the preliminary fair value estimates of the acquired assets and liabilities. In the table of acquired net assets above, the amount of net assets acquired reflect Measurement Period adjustments made since the Acquisition Date that resulted in a net increase in net assets acquired of $
4,756,000
and therefore, a corresponding decrease in resulting goodwill from the acquisition. The increase in net assets acquired was primarily driven by an increase of $
5,910,000
in deferred taxes on fair value adjustments partially offset by an increase of $
1,024,000
in accrued liabilities based on factors that were determined to be in existence as of the Acquisition Date.
The operating results of United include operating results of acquired assets and assumed liabilities subsequent to the Acquisition Date. The operations of United’s Georgia geographic area, which comprises the acquired operations of Piedmont provided $
151,925,000
in total revenues (net interest income plus other income), and $
102,675,000
in net income, excluding non-allocated items, since the Acquisition Date. These amounts are included in United’s consolidated financial statements as of December 31, 2025 and for the year of 2025. Piedmont’s results of operations prior to the Acquisition Date are not included in United’s consolidated results of operations.

The following table presents certain unaudited pro forma information for the results of operations for the year ended December 31, 2025 and 2024, as if the Piedmont merger had occurred on January 1, 2025 and 2024, respectively. These results combine the historical results of Piedmont into United’s consolidated statement of income and, while certain adjustments were made for the estimated impact of certain fair valuation adjustments and other acquisition-related activity, they are not indicative of what would have occurred had the acquisition taken place on the indicated date nor are they intended to represent or be indicative of future results of operations. In particular, no adjustments have been made to eliminate the amount of Piedmont’s provision for credit losses for 2025 and 2024 that may not have been necessary had the acquired loans been recorded at fair value as of the beginning of 2025 and 2024. Additionally, United expects to achieve operating cost savings and other business synergies as a result of the acquisition which are not reflected in the pro forma amounts.

	Proforma Year Ended December 31
(Dollars in thousands)	2025	2024
Total Revenues (1)	$1,240,758	$1,152,368
Net Income	452,896	416,376
(1) Represents net interest income plus other income
NOTE C--INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	December 31, 2025
		Gross	Gross	Allowance	Estimated
(Dollars in thousands)	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$283,058	$75	$1,476	$0	$281,657
State and political subdivisions	572,217	343	55,634	0	516,926
Residential mortgage-backed securities Agency	1,467,436	5,517	114,317	0	1,358,636
Non-agency	42,792	330	4,237	0	38,885
Commercial mortgage-backed securities Agency	416,177	4,948	26,052	0	395,073
Asset-backed securities	225,617	18	2,381	0	223,254
Single issue trust preferred securities	13,319	0	661	0	12,658
Other corporate securities	244,244	0	11,881	0	232,363

Total	$3,264,860	$11,231	$216,639	$0	$3,059,452

	December 31, 2024
(Dollars in thousands)	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value

U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$248,867	$59	$3,084	$0	$245,842
State and political subdivisions	574,580	8	79,515	0	495,073
Residential mortgage-backed securities Agency	1,226,400	433	167,114	0	1,059,719
Non-agency	88,392	262	6,531	0	82,123
Commercial mortgage-backed securities
Agency	372,646	38	42,698	0	329,986
Asset-backed securities	476,863	166	2,047	0	474,982
Single issue trust preferred securities	13,296	0	1,377	0	11,919
Other corporate securities	281,646	0	21,571	0	260,075

Total	$3,282,690	$966	$323,937	$0	$2,959,719

For the adoption of ASC Topic 326, “Financial Instruments—Credit Losses,” United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets. Available-for-sale debt securities are placed on non-accrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale debt securities. The table above excludes accrued interest receivable of $12,717,000 and $14,776,000 at December 31, 2025 and December 31, 2024, respectively, that is recorded in “Accrued interest receivable.”
The following is a summary of securities available for sale which were in an unrealized loss position at December 31, 2025 and December 31, 2024.

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2025
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$133	$1	$31,485	$1,475	$31,618	$1,476
State and political subdivisions	6,177	543	483,564	55,091	489,741	55,634
Residential mortgage-backed securities
Agency	109,848	270	795,183	114,047	905,031	114,317
Non-agency	0	0	21,189	4,237	21,189	4,237
Commercial mortgage-backed securities
Agency	6,287	4	293,038	26,048	299,325	26,052
Asset-backed securities	50,181	154	136,940	2,227	187,121	2,381
Single issue trust preferred securities	0	0	12,658	661	12,658	661
Other corporate securities	0	0	224,942	11,881	224,942	11,881

Total	$172,626	$972	$1,998,999	$215,667	$2,171,625	$216,639

	Less than 12 months		12 months or longer		Total

	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
(Dollars in thousands)	Value	Losses	Value	Losses	Value	Losses

December 31, 2024
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$1,476	$3	$42,886	$3,081	$44,362	$3,084
State and political subdivisions	3,314	22	479,681	79,493	482,995	79,515
Residential mortgage-backed securities
Agency	128,655	1,660	856,448	165,454	985,103	167,114
Non-agency	0	0	59,668	6,531	59,668	6,531
Commercial mortgage-backed securities
Agency	0	0	319,506	42,698	319,506	42,698
Asset-backed securities	83,188	50	215,886	1,997	299,074	2,047
Single issue trust preferred securities	0	0	11,919	1,377	11,919	1,377
Other corporate securities	2,476	24	252,634	21,547	255,110	21,571

Total	$219,109	$1,759	$2,238,628	$322,178	$2,457,737	$323,937

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Year Ended
(In thousands)	2025	2024	2023
Proceeds from maturities, sales and calls	$2,260,860	$2,914,095	$952,213
Gross realized gains	0	0	0
Gross realized losses	0	16,296	7,659
At December 31, 2025, gross unrealized losses on available for sale securities were $216,639,000 on 864 securities of a total portfolio of 1,045 available for sale securities. Securities with the most significant gross unrealized losses at December 31, 2025 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities, and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at December 31, 2025 was the result of rising interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $572,217,000 at December 31, 2025. As of December 31, 2025, approximately 46% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of December 31, 2025. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at December 31, 2025.

Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $133,811,000 on mortgage-backed
securities at December 31, 2025. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $1,883,613,000 at December 31, 2025. Of the $1,883,613,000 amount, $416,177,000 was related to agency commercial mortgage-backed securities and $1,467,436,000 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none
of the agency mortgage-backed securities had credit losses at December 31, 2025.
United’s non-agency residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency residential mortgage-backed securities was $42,792,000 at December 31, 2025. Of the $42,792,000, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none
of the non-agency residential mortgage-backed securities had credit losses at December 31, 2025.
Asset-backed securities
As of December 31, 2025, United’s asset-backed securities portfolio had a total amortized cost balance of $225,617,000. 99% of the portfolio was investment grade rated as of December 31, 2025. Approximately 64% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 36% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of December 31, 2025, it was determined that none of the asset-backed securities had credit losses.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of December 31, 2025 consisted of $7,489,000 in investment grade bonds and $5,830,000 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the fourth quarter of 2025, it was determined that none of the single issue trust preferred securities had credit losses.
Corporate securities
As of December 31, 2025, United’s other corporate securities portfolio had a total amortized cost balance of $244,244,000. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $244,244,000, 95% had at least one rating above investment grade, 2% were below investment grade rated, and 3% were unrated. For other corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities had credit losses at December 31, 2025.
The amortized cost and estimated fair value of securities available for sale at December 31, 2025 by contractual maturity are shown below. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

Maturities of mortgage-backed securities with an amortized cost of $1,926,405,000 and an estimated fair value of $1,792,594,000 at December 31, 2025 are included below based upon contractual maturity.

(In thousands)	Amortized Cost	Estimated Fair Value

Due in one year or less	$298,573	$298,193
Due after one year through five years	527,383	494,204
Due after five years through ten years	559,647	521,011
Due after ten years	1,879,257	1,746,044

Total	$3,264,860	$3,059,452

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions, mutual funds of Community Reinvestment Act (“CRA”) qualified investments and equity securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $34,760,000 at December 31, 2025 and $21,058,000 at December 31, 2024.

	Year Ended
(In thousands)	December 31, 2025	December 31, 2024
Net gains recognized during the period on equity securities sold	$0	$4,602
Unrealized gains recognized during the period on equity securities still held at period end	11,445	4,259
Unrealized losses recognized during the period on equity securities still held at period end	(275)	(285)

Net gains recognized during the period	$11,170	$8,576

Other investment securities
During the fourth quarter of 2025, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the fourth quarter of 2025 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the fourth quarter. There were no other events or changes in circumstances during the fourth quarter which would have an adverse effect on the recorded fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,102,175,000 and $2,038,864,000 at December 31, 2025 and December 31, 2024, respectively.
NOTE D—LOANS AND LEASES
Major classes of loans and leases are as follows:

(In thousands)	December 31, 2025	December 31, 2024
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$2,145,921	$1,590,002
Nonowner-occupied commercial real estate	8,343,520	6,939,641
Other commercial	3,784,833	3,351,362

Total commercial, financial & agricultural	14,274,274	11,881,005
Residential real estate	6,098,262	5,507,384
Construction & land development	3,570,902	3,509,034
Consumer:
Bankcard	9,686	9,998
Other consumer	767,496	773,077
Less: Unearned income	(11,498)	(7,005)

Loans and leases, net of unearned income	$24,709,122	$21,673,493

The table above does not include loans held for sale of $31,277,000 and $44,360,000 at December 31, 2025 and December 31, 2024, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
At December 31, 2025 and 2024, loans-in-process of $34,905,000 and $5,569,000 and overdrafts from deposit accounts of $4,331,000 and $4,919,000, respectively, are included within the appropriate loan classifications above. The outstanding loan balances in the table above also include unamortized net discounts of $56,690,000 and $26,322,000 at December 31, 2025 and December 31, 2024, respectively.
United’s subsidiary bank has made loans, in the normal course of business, to the directors and officers of United and its subsidiaries, and to their associates. The aggregate dollar amount of these loans was $42,441,000 and $22,702,000 at December 31, 2025 and 2024, respectively. During 2025, $22,432,000 of new loans were made and repayments totaled $2,693,000.
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
The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases As of December 31, 2025
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$4,754	$1,830	$6,584	$2,139,337	$2,145,921	$81
Nonowner-occupied	7,598	71,038	78,636	8,264,884	8,343,520	0
Other commercial	2,490	6,569	9,059	3,775,774	3,784,833	591
Residential real estate	25,026	19,124	44,150	6,054,112	6,098,262	3,701
Construction & land development	1,508	1,301	2,809	3,568,093	3,570,902	0
Consumer:
Bankcard	28	54	82	9,604	9,686	54
Other consumer	13,661	1,550	15,211	752,285	767,496	547

Total	$55,065	$101,466	$156,531	$24,564,089	$24,720,620	$4,974

9
5

Age Analysis of Past Due Loans and Leases As of December 31, 2024
(In thousands)	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$3,767	$1,284	$5,051	$1,584,951	$1,590,002	$0
Nonowner-occupied	11,931	23,379	35,310	6,904,331	6,939,641	0
Other commercial	5,594	19,019	24,613	3,326,749	3,351,362	431
Residential real estate	33,783	20,946	54,729	5,452,655	5,507,384	12,429
Construction & land development	390	4,265	4,655	3,504,379	3,509,034	1,677
Consumer:
Bankcard	63	61	124	9,874	9,998	61
Other consumer	28,414	4,446	32,860	740,217	773,077	2,342

Total	$83,942	$73,400	$157,342	$21,523,156	$21,680,498	$16,940

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At December 31, 2025		At December 31, 2024
(In thousands)	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance for Credit Losses
Commercial Real Estate:
Owner-occupied	$1,749	$1,749	$1,284	$1,284
Nonowner-occupied	71,038	71,038	23,379	8,475
Other Commercial	5,978	3,515	18,588	584
Residential Real Estate	15,423	15,423	8,517	5,562
Construction	1,301	1,301	2,588	2,589
Consumer:
Bankcard	0	0	0	0
Other consumer	1,003	1,003	2,104	2,104

Total	$96,492	$94,029	$56,460	$20,598

Interest income recognized on nonaccrual loans was insignificant during the year ended December 31, 2025 and 2024.
In some cases, United will modify a loan to a borrower experiencing financial difficulty by providing multiple types of concessions such as a term extension, principal forgiveness, an interest rate reduction or a combination thereof. The following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified during the years of 2025 and 2024, respectively, by class of financing receivable and by type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also represented below.

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Year ended December 31, 2025
(Dollars in thousands)	Term Extension	Other- Than- Insignificant Payment Delay	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Interest Rate Reduction & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$8,015	$0	$0	$0	$3,466	0.54%
Nonowner- occupied	7,460	7,160	4,616	0	0	0.23%
Other commercial	0	0	0	1,000	0	0.03%
Residential real estate	0	0	0	0	0	0.00%
Construction & land development	0	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0	0.00%
Other consumer	0	0	0	0	0	0.00%

Total	$15,475	$7,160	$4,616	$1,000	$3,466	0.13%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Year ended December 31, 2024
(Dollars in thousands)	Term Extension	Other- Than- Insignificant Payment Delay	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable

Commercial real estate:
Owner-occupied	$445	$0	$0	$0	$0	0.03%
Nonowner-occupied	5,765	0	0	0	0	0.08%
Other commercial	0	0	0	2,400	0	0.00%
Residential real estate	185	0	0	0	168	0.06%
Construction & land development	52	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0	0.00%
Other consumer	0	0	0	0	0	0.00%

Total	$6,447	$0	$0	$2,400	$168	0.04%

As of December 31, 2025, there was a commitment to lend additional funds of $139,000 to two debtors owing a loan receivable whose terms have been modified.
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
United closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance in the 12 months after a modification made to borrowers experiencing financial difficulty presented by class of financing receivable:

	Payment Status (Amortized Cost Basis)
	As of December 31, 2025			As of December 31, 2024
(In thousands)	Current	30-89 Days Past Due	90+ Days Past Due	Current	30-89 Days Past Due	90+ Days Past Due
Commercial real estate:
Owner-occupied	$11,481	$0	$0	$445	$0	$0
Nonowner-occupied	14,838	4,398	0	1,366	4,399	0
Other commercial	1,000	0	0	2,400	0	0
Residential real estate	0	0	0	297	56	0
Construction & land development	0	0	0	52	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$27,319	$4,398	$0	$4,560	$4,455	$0

9
7

The following table presents the financial effect of loan and lease modifications to borrowers experiencing financial difficulty for the year ended December 31, 2025 and 2024.

	For the Year Ended
	December 31, 2025			December 31, 2024
	Weighted- Average Interest Rate Reduction	Weighted- Average Other-Than- Insignificant Payment Delay (in years)	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.50%	2.4	0.8	0.00%	0.3
Nonowner-occupied	0.50%	1.6	0.4	0.00%	0.5
Other Commercial	0.00%	0	0.3	1.00%	0.3
Residential Real Estate	0.00%	0	0	0.00%	4.9
Construction & land development	0.00%	0	0	0.00%	4.5
Consumer:
Bankcard	0.00%	0	0	0.00%	0
Other consumer	0.00%	0	0	0.00%	0

No loan or lease modifications completed within the last 12 months to borrowers experiencing financial difficulty had a payment default during the year ended December 31, 2025. The following table presents loan or lease modifications completed within the 12-month period ended December 31, 2024 to borrowers experiencing financial difficulty had a payment default during the year ended December 31, 2024
.

	For the Year ended December 31, 2024
(Dollars in thousands)	Term Extension	Interest Rate Reduction	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$0	$0	$0	$0	0.00%
Nonowner-occupied	0	0	0	0	0.00%
Other commercial	0	0	0	0	0.00%
Residential real estate	0	0	0	0	0.00%
Construction & land development	0	0	0	674	0.02%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$0	$0	$0	$674	0.00%

United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs.
The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of December 31, 2025 and December 31, 2024:

	Collateral Dependent Loans and Leases
	At December 31, 2025
(In thousands)	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$0	$0	$3,094	$19,366	$22,460
Nonowner-occupied	6,830	0	0	84,786	38,761	130,377
Other commercial	0	4,005	0	4,893	3,174	12,072
Residential real estate	6,049	0	0	0	5	6,054
Construction & land development	250	0	849	0	1,170	2,269

	Collateral Dependent Loans and Leases
	At December 31, 2025
(In thousands)	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$13,129	$4,005	$849	$92,773	$62,476	$173,232

	Collateral Dependent Loans and Leases
	At December 31, 2024
(In thousands)	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$5	$0	$0	$3,119	$6,465	$9,589
Nonowner-occupied	7,037	0	0	23,975	2,367	33,379
Other commercial	0	15,816	0	5,041	528	21,385
Residential real estate	7,348	0	0	0	11	7,359
Construction & land development	0	0	2,492	0	873	3,365
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$14,390	$15,816	$2,492	$32,135	$10,244	$75,077

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

Commercial Real Estate – Owner-occupied								Revolving loans converted to term loans
	Term Loans						Revolving loans amortized cost basis		Total
(In thousands)	Origination Year
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$353,313	$362,198	$196,733	$301,328	$278,290	$555,204	$51,711	$0	$2,098,777
Special Mention	0	0	4,842	0	0	3,727	2,695	0	11,264
Substandard	0	246	4,027	3,402	0	19,671	8,220	116	35,682
Doubtful	0	0	0	0	0	198	0	0	198

Total	$353,313	$362,444	$205,602	$304,730	$278,290	$578,800	$62,626	$116	$2,145,921

Current-period charge-offs	0	0	0	0	0	(228)	0	0	(228)
Current-period recoveries	0	0	0	14	0	304	0	0	318

Current-period net recoveries	$0	$0	$0	$14	$0	$76	$0	$0	$90

	Term Loans						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
(In thousands)	Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$236,547	$132,095	$243,103	$225,152	$205,461	$467,417	$29,900	$0	$1,539,675
Special Mention	0	0	0	0	0	15,199	8,545	0	23,744
Substandard	247	0	3,493	0	307	21,744	445	121	26,357
Doubtful	0	0	0	0	0	226	0	0	226

Total	$236,794	$132,095	$246,596	$225,152	$205,768	$504,586	$38,890	$121	$1,590,002

Current-period charge- offs	0	0	0	0	0	(116)	0	0	(116)
Current-period recoveries	0	0	15	0	0	1,168	0	0	1,183

Current-period net recoveries	$0	$0	$15	$0	$0	$1,052	$0	$0	$1,067

Commercial Real Estate – Nonowner-occupied

(In thousands)	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$1,628,785	$856,235	$760,043	$1,917,759	$1,165,300	$1,397,941	$143,406	$0	$7,869,469
Special Mention	1,983	0	7,058	51,603	113,708	120,213	0	0	294,565
Substandard	0	0	5,431	48,950	5,323	97,607	22,175	0	179,486
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,630,768	$856,235	$772,532	$2,018,312	$1,284,331	$1,615,761	$165,581	$0	$8,343,520

Current-period charge-offs	0	0	0	0	0	(35,798)	0	0	(35,798)
Current-period recoveries	0	0	0	0	0	160	0	0	160

Current-period net charge-offs	$0	0	$0	$0	$0	$(35,638)	$0	$0	$(35,638)

(In thousands)	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans
As of December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Internal Risk Grade:
Pass	$741,996	$485,437	$1,623,423	$1,294,232	$639,143	$1,584,833	$160,243	$78	$6,529,385
Special Mention	0	0	8,465	82,240	29,940	210,912	0	0	331,557
Substandard	0	0	4,085	4,020	143	48,633	21,818	0	78,699
Doubtful	0	0	0	0	0	0	0	0	0

Total	$741,996	$485,437	$1,635,973	$1,380,492	$669,226	$1,844,378	$182,061	$78	$6,939,641

Current-period charge-offs	0	0	0	0	(751)	(1,830)	0	0	(2,581)
Current-period recoveries	0	0	0	0	0	200	0	0	200

Current-period net (charge-offs) recoveries	$0	$0	$0	$0	$(751)	$(1,630)	$0	$0	$(2,381)

Other commercial

(In thousands)	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans
As of December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Internal Risk Grade:
Pass	$628,597	$373,700	$472,334	$214,442	$324,424	$600,824	$1,117,879	$47	$3,732,247
Special Mention	5	431	117	949	1,128	9,012	458	0	12,100
Substandard	0	1,689	2,853	6,225	6,926	17,469	5,324	0	40,486
Doubtful	0	0	0	0	0	0	0	0	0

Total	$628,602	$375,820	$475,304	$221,616	$332,478	$627,305	$1,123,661	$47	$3,784,833

Current-period charge-offs	0	(48)	(150)	(229)	(1,625)	(2,459)	(913)	0	(5,424)
Current-period recoveries	0	0	27	75	32	2,111	64	0	2,309

Current-period net charge- offs	$0	$(48)	$(123)	$(154)	$(1,593)	$(348)	$(849)	$0	$(3,115)

	Term Loans and leases						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
(In thousands)	Origination Year
As of December 31, 2024	2024	2023	2022	2021	2020	Prior
Internal Risk Grade:
Pass	$403,641	$505,947	$378,072	$394,412	$164,671	$519,488	$912,293	$0	$3,278,524
Special Mention	81	36	1,129	339	251	18,941	4,652	0	25,429
Substandard	206	419	18,927	7,029	835	11,262	8,706	0	47,384
Doubtful	0	0	0	0	0	25	0	0	25

Total	$403,928	$506,402	$398,128	$401,780	$165,757	$549,716	$925,651	$0	$3,351,362

Current-period charge-offs	0	(464)	(252)	(156)	(148)	(1,352)	(1,217)	0	(3,589)
Current-period recoveries	10	67	9	45	0	1,512	7	0	1,650

Current-period net recoveries (charge- offs)	$10	$(397)	$(243)	$(111)	$(148)	$160	$(1,210)	$0	$(1,939)

Residential Real Estate

(In thousands)	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
As of December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Internal Risk Grade:
Pass	$746,665	$427,238	$784,994	$1,608,513	$822,932	$1,148,481	$533,509	$160	$6,072,492
Special Mention	0	476	104	0	0	4,048	637	0	5,265
Substandard	0	407	107	0	7,800	11,984	207	0	20,505
Doubtful	0	0	0	0	0	0	0	0	0

Total	$746,665	$428,121	$785,205	$1,608,513	$830,732	$1,164,513	$534,353	$160	$6,098,262

Current-period charge-offs	0	(67)	(205)	(189)	(6)	(532)	0	0	(999)
Current-period recoveries	0	0	0	0	2	701	1	0	704

Current-period net (charge- offs) recoveries	$0	$(67)	$(205)	$(189)	$(4)	$169	$1	$0	$(295)

(In thousands)	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
As of December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Internal Risk Grade:
Pass	$407,430	$820,059	$1,617,541	$827,395	$396,094	$971,226	$447,363	$2,467	$5,489,575
Special Mention	382	107	0	0	0	2,466	1,326	0	4,281
Substandard	0	0	0	508	0	12,430	507	83	13,528
Doubtful	0	0	0	0	0	0	0	0	0

Total	$407,812	$820,166	$1,617,541	$827,903	$396,094	$986,122	$449,196	$2,550	$5,507,384

Current-period charge-offs	0	(7)	(2)	0	0	(359)	(113)	0	(481)
Current-period recoveries	0	0	0	5	0	489	1	0	495

Current-period net (charge- offs) recoveries	$0	$(7)	$(2)	$5	$0	$130	$(112)	$0	$14

Construction and Land Development

(In thousands)	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
As of December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Internal Risk Grade:
Pass	$1,031,215	$992,846	$693,752	$401,811	$65,460	$27,716	$305,750	$0	$3,518,550
Special Mention	0	2,827	30,509	0	4,208	8,281	0	0	45,825
Substandard	541	0	4,468	34	0	1,484	0	0	6,527
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,031,756	$995,673	$728,729	$401,845	$69,668	$37,481	$305,750	$0	$3,570,902

Current-period charge-offs	0	0	(141)	0	(103)	(164)	0	0	(408)
Current-period recoveries	0	0	0	0	0	225	0	0	225

Current-period net (charge-offs) recoveries	$0	$0	$(141)	$0	$(103)	$61	$0	$0	$(183)

(In thousands)	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
As of December 31, 2024	2024	2023	2022	2021	2020	Prior			Total
Internal Risk Grade:
Pass	$628,186	$837,662	$1,253,480	$426,662	$18,559	$18,542	$302,302	$0	$3,485,393
Special Mention	0	0	1,455	18,356	57	153	0	0	20,021
Substandard	0	0	0	200	1,607	1,813	0	0	3,620
Doubtful	0	0	0	0	0	0	0	0	0

Total	$628,186	$837,662	$1,254,935	$445,218	$20,223	$20,508	$302,302	$0	$3,509,034

Current-period charge-offs	0	0	0	0	0	(29)	0	0	(29)
Current-period recoveries	0	0	0	0	0	319	0	0	319

Current-period net recoveries	$0	$0	$0	$0	$0	$290	$0	$0	$290

Bankcard

(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	Revolving loans converted to
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,603	$0	$9,603
Special Mention	0	0	0	0	0	0	28	0	28
Substandard	0	0	0	0	0	0	55	0	55
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,686	$0	$9,686

Current-period charge-offs	0	0	0	0	0	0	(320)	0	(320)
Current-period recoveries	0	0	0	0	0	0	55	0	55

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(265)	$0	$(265)

(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	Revolving loans converted to
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,874	$0	$9,874
Special Mention	0	0	0	0	0	0	63	0	63
Substandard	0	0	0	0	0	0	61	0	61
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,998	$0	$9,998

Current-period charge-offs	0	0	0	0	0	0	(431)	0	(431)
Current-period recoveries	0	0	0	0	0	0	19	0	19

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(412)	$0	$(412)

Other Consumer
(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	Revolving loans converted to
As of December 31, 2025	2025	2024	2023	2022	2021	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$346,057	$90,623	$79,353	$157,220	$57,987	$18,929	$2,104	$0	$752,273
Special Mention	682	446	821	6,741	3,794	1,171	13	0	13,668
Substandard	221	57	88	617	464	101	7	0	1,555
Doubtful	0	0	0	0	0	0	0	0	0

Total	$346,960	$91,126	$80,262	$164,578	$62,245	$20,201	$2,124	$0	$767,496

Current-period charge-offs	(15)	(185)	(507)	(4,547)	(1,698)	(783)	0	0	(7,735)
Current-period recoveries	0	7	78	642	273	429	0	0	1,429

Current-period net charge-offs	$(15)	$(178)	$(429)	$(3,905)	$(1,425)	$(354)	$0	$0	$(6,306)

(In thousands)	Term Loans Origination Year						Revolving loans amortized cost	Revolving loans converted to
As of December 31, 2024	2024	2023	2022	2021	2020	Prior	basis	term loans	Total
Internal Risk Grade:
Pass	$139,908	$131,108	$276,041	$118,478	$49,553	$22,913	$2,215	$0	$740,216
Special Mention	495	1,805	13,462	8,485	2,704	1,440	23	0	28,414
Substandard	76	182	2,454	1,106	358	261	10	0	4,447
Doubtful	0	0	0	0	0	0	0	0	0

Total	$140,479	$133,095	$291,957	$128,069	$52,615	$24,614	$2,248	$0	$773,077

Current-period charge-offs	(28)	(206)	(5,724)	(3,096)	(869)	(380)	0	0	(10,303)
Current-period recoveries	0	21	402	241	125	330	0	0	1,119

Current-period net charge-offs	$(28)	$(185)	$(5,322)	$(2,855)	$(744)	$(50)	$0	$0	$(9,184)

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
United
made a policy election to present the balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $95,960,000 and $87,062,000 at December 31, 2025 and December 31, 2024, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.

The following table represents the accrued interest receivable as of December 31, 2025 and December 31, 2024:

	Accrued Interest Receivable
(In thousands)	At December 31, 2025	At December 31, 2024
Commercial Real Estate:
Owner-occupied	$6,922	$4,700
Nonowner-occupied	37,086	30,582
Other Commercial	11,822	10,512
Residential Real Estate	21,643	21,662
Construction	16,046	17,174
Consumer:
Bankcard	0	0
Other consumer	2,441	2,432

Total	$95,960	$87,062

The following table represents the accrued interest receivables written off by reversing interest income for the year ended December 31, 2025 and December 31, 2024:

	Accrued Interest Receivables Written Off by Reversing Interest Income
(In thousands)	Year Ended
	2025	2024
Commercial Real Estate:
Owner-occupied	$90	$186
Nonowner-occupied	1,481	853
Other Commercial	82	736
Residential Real Estate	577	232
Construction	267	23
Consumer:
Bankcard	0	0
Other consumer	241	345

Total	$2,738	$2,375

United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. For a detailed discussion of the methodology used to estimate the reserve for lending-related commitments, see Note A, “Summary of Significant Accounting Policies.” The reserve for lending-related commitments of $35,075,000 and $34,911,000 at December 31, 2025 and December 31, 2024, respectively, is separately classified on the balance sheet within liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
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
United’s allowance for loan and lease losses at December 31, 2025 increased $25,674,000 or 9.44% from December 31, 2024. As previously mentioned, during the year of 2025, United recorded an allowance for loan and lease losses on acquired Piedmont non-PCD loans of $18,726,000 and on acquired Piedmont PCD loans of $17,518,000.
The year of 2025 qualitative adjustments include analyses of the following:

•
Current conditions
– United considered the impact of changes in economic and business conditions; collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; external environment; and concentrations of credit.

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

➢
The forecast for real GDP improved in the fourth quarter, from a projection of 1.80% for 2026 as of mid-September 2025 to 2.30% for 2026 as of mid-December with a projection of 2.00% for 2027. The unemployment rate forecast remained consistent in the fourth quarter with a projection of 4.40% for 2026 as of mid-September 2025 and as of mid-December with a projection of 4.20% for 2027.

➢	Greater risk of loss in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions.
➢	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan losses, by portfolio segment, for the periods indicated is summarized as follows:

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2025
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard	Other Consumer	Total
(In thousands)	Owner- occupied	Nonowner- occupied
Allowance for Loan and Lease Losses:
Beginning balance	$11,852	$74,522	$65,105	$46,373	$63,621	$891	$9,480	$271,844
Initial allowance for PCD loans (acquired during the period)	795	11,059	872	208	4,584	0	0	17,518
Charge-offs	(228)	(35,798)	(5,424)	(999)	(408)	(320)	(7,735)	(50,912)
Recoveries	318	160	2,309	704	225	55	1,429	5,200
Provision	827	46,773	(1,133)	7,663	(10,055)	263	9,530	53,868

Ending balance	$13,564	$96,716	$61,729	$53,949	$57,967	$889	$12,704	$297,518

Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2024
(In thousands)	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard	Other Consumer	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan and Lease Losses:
Beginning balance	$11,895	$57,935	$75,007	$41,167	$59,913	$810	$12,510	$259,237
Charge-offs	(116)	(2,581)	(3,589)	(481)	(29)	(431)	(10,303)	(17,530)
Recoveries	1,183	200	1,650	495	319	19	1,119	4,985
Provision	(1,110)	18,968	(7,963)	5,192	3,418	493	6,154	25,152

Ending balance	$11,852	$74,522	$65,105	$46,373	$63,621	$891	$9,480	$271,844

A progression of the allowance for credit losses, which includes the allowance for loan losses and the reserve for lending-related commitments, for the periods presented is summarized as follows:

	Year Ended December 31
(In thousands)	2025	2024	2023
Balance of allowance for loan and lease losses at beginning of period	$271,844	$259,237	$234,746
Initial allowance for acquired PCD loans	17,518	0	0
Gross charge-offs	(50,912)	(17,530)	(11,304)
Recoveries	5,200	4,985	4,641

Net charge-offs	(45,712)	(12,545)	(6,663)
Provision for loan and lease losses	53,868	25,152	31,154

Balance of allowance for loan and lease losses at end of period	$297,518	$271,844	$259,237
Reserve for lending-related commitments	35,075	34,911	44,706

Balance of allowance for credit losses at end of period	$332,593	$306,755	$303,943

NOTE G—BANK PREMISES AND EQUIPMENT
Bank premises and equipment are summarized as follows:

	December 31
(In thousands)	2025	2024
Land	$69,573	$62,506
Buildings and improvements	234,963	206,281
Leasehold improvements	45,727	43,971
Furniture, fixtures and equipment	123,063	109,510

	473,326	422,268
Less allowance for depreciation and amortization	(264,495)	(236,137)

Bank premises and equipment	$208,831	$186,131

Depreciation expense was $16,813,000, $15,709,000, and $17,191,000 for years ending December 31, 2025, 2024 and 2023, respectively, while amortization expense was $328,000, $310,000 and $310,000 for the years ended December 31, 2025, 2024 and 2023, respectively.
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

10
6

The components of lease expense were as follows:

		Year Ended	Year Ended
(In thousands)	Classification	December 31, 2025	December 31, 2024
Operating lease cost	Net occupancy expense	$20,061	$20,367
Sublease income	Net occupancy expense	(213)	(184)

Net lease cost		$19,848	$20,183

Supplemental balance sheet information related to leases was as follows:

(In thousands)	Classification	December 31, 2025	December 31, 2024
Operating lease right-of-use assets	Operating lease right-of-use assets	$89,312	$81,742
Operating lease liabilities	Operating lease liabilities	$95,392	$86,771
Other information related to leases was as follows:

December 31, 2025
Weighted-average remaining lease term:
Operating leases	7.59 years
Weighted-average discount rate:
Operating leases	3.62%
Supplemental cash flow information related to leases was as follows:

	Year Ended
(In thousands)	December 31, 2025	December 31, 2024
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$19,739	$19,900
ROU assets obtained in the exchange for lease liabilities	18,673	8,896
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2025, consists of the following:

Year	Amount
(Dollars in thousands)
2026	$18,633
2027	17,451
2028	15,279
2029	13,147
2030	10,861
Thereafter	34,981

Total lease payments	110,352
Less: imputed interest	(14,960)

Total	$95,392

NOTE I—INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	December 31, 2025
	Community Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$137,929	($105,662)	$137,929	($105,662)

Goodwill not subject to amortization	$2,018,848		$2,018,848

10
7

	December 31, 2024
	Community Banking		Total
(In thousands)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$105,165	($96,299)	$105,165	($96,299)

Goodwill not subject to amortization	$1,888,889		$1,888,889

The following table provides a reconciliation of goodwill:

(In thousands)	Community Banking	Total
Goodwill at December 31, 2024	$1,888,889	$1,888,889
Addition to goodwill from Piedmont acquisition	129,959	129,959

Goodwill at December 31, 2025	$2,018,848	$2,018,848

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2025:

Year	Amount
(Dollars in thousands)
2026	$7,351
2027	5,060
2028	4,003
2029	3,518
2030	3,086
2031 and thereafter	9,249
NOTE J—DEPOSITS
The book value of deposits consisted of the following:

	December 31
(In thousands)	2025	2024
Noninterest-bearing accounts	$6,573,630	$6,135,413
Interest-bearing transaction accounts	6,657,771	5,936,925
Regular savings	1,265,334	1,250,295
Interest-bearing money market accounts	7,835,796	7,056,897
Time deposits under $100,000	1,363,881	1,172,462
Time deposits over $100,000	3,364,527	2,409,867

Total deposits	$27,060,939	$23,961,859

Included in time deposits over $100,000 at December 31, 2025 and 2024 were time deposits of $250,000 or more of $1,724,739,000 and $1,115,748,000, respectively. Interest paid on deposits approximated $552,108,000, $537,661,000, and $377,008,000 in 2025, 2024 and 2023, respectively.
United’s subsidiary banks have received deposits, in the normal course of business, from the directors and officers of United and its subsidiaries, and their associates. Such related party deposits were accepted on substantially the same terms, including interest rates and maturities, as those prevailing at the time for comparable transactions with unrelated persons. The aggregate dollar amount of these deposits was $32,822,000 and $34,197,000 at December 31, 2025 and 2024, respectively.

10
8

NOTE K—SHORT-TERM BORROWINGS
At December 31, 2025 and 2024, short-term borrowings were as follows:

	December 31
(In thousands)	2025	2024
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	198,573	176,090

Total short-term borrowings	$198,573	$176,090

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
At December 31, 2025, all the repurchase agreements were in overnight accounts. The rates offered on these funds vary according to movements in the federal funds and short-term
investment market rates.
United has a $20,000,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At December 31, 2025, United had no outstanding balance under this credit.
Interest paid on short-term borrowings approximated $5,786,000, $8,063,000, and $6,390,000 in 2025, 2024 and 2023, respectively.
NOTE L—LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At December 31, 2025, the total carrying value of loans pledged as collateral for FHLB advances approximated $8,163,013,000. United had an unused borrowing amount as of December 31, 2025 of approximately $9,192,225,000 available subject to delivery of collateral after certain trigger points.
Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At December 31, 2025 and 2024, FHLB advances and the related weighted-average interest rates were as follows:

	2025			2024
(Dollars in thousands)	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate	Amount	Weighted- Average Contractual Rate	Weighted- Average Effective Rate
FHLB advances	$250,000	4.05%	0.59%	$260,199	4.62%	0.63%
No overnight funds were included in the $250,000,000 and $260,199,000 above at December 31, 2025 and 2024, respectively. At December 31, 2025, FHLB advances of $250,000,000 mature in 2026. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at year-end 2025 and 2024 to manage interest rate risk on its long-term debt. Additional information is provided in Note R, Notes to Consolidated Financial Statements.
At December 31, 2025, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At December 31, 2025 and 2024, the outstanding balance of the Debentures was $281,817,000 and $280,221,000, respectively, and was included the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The

10
9

Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities. Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.
In accordance with the fully-phased in “Basel III Capital Rules” as published by United’s primary federal regulator, the Federal Reserve, United is unable to consider the Capital Securities as Tier 1 capital, but rather the Capital Securities are included as a component of United’s Tier 2 capital. United can include the Capital Securities in its Tier 2 capital on a permanent basis.
Information related to United’s statutory trusts is presented in the table below:

(Dollars in thousands) Description	Issuance Date	Amount of Capital Securities Issued	Stated Interest Rate (1)	Maturity Date
United Statutory Trust III	December 17, 2003	$20,000	3-month CME Term SOFR + 2.85%	December 17, 2033
United Statutory Trust IV	December 19, 2003	$25,000	3-month CME Term SOFR + 2.85%	January 23, 2034
United Statutory Trust V	July 12, 2007	$50,000	3-month CME Term SOFR + 1.55%	October 1, 2037
United Statutory Trust VI	September 20, 2007	$30,000	3-month CME Term SOFR + 1.30%	December 15, 2037
Premier Statutory Trust II	September 25, 2003	$6,000	3-month CME Term SOFR + 3.10%	October 8, 2033
Premier Statutory Trust III	May 16, 2005	$8,000	3-month CME Term SOFR + 1.74%	June 15, 2035
Premier Statutory Trust IV	June 20, 2006	$14,000	3-month CME Term SOFR + 1.55%	September 23, 2036
Premier Statutory Trust V	December 14, 2006	$10,000	3-month CME Term SOFR + 1.61%	March 1, 2037
Centra Statutory Trust I	September 20, 2004	$10,000	3-month CME Term SOFR + 2.29%	September 20, 2034
Centra Statutory Trust II	June 15, 2006	$10,000	3-month CME Term SOFR + 1.65%	July 7, 2036
VCBI Capital Trust II	December 19, 2002	$15,000	6-month CME Term SOFR + 3.30%	December 19, 2032
VCBI Capital Trust III	December 20, 2005	$25,000	3-month CME Term SOFR + 1.42%	February 23, 2036
Cardinal Statutory Trust I	July 27, 2004	$20,000	3-month CME Term SOFR + 2.40%	September 15, 2034
UFBC Capital Trust I	December 30, 2004	$5,000	3-month CME Term SOFR + 2.10%	March 15, 2035
Carolina Financial Capital Trust I	December 19, 2002	$5,000	Prime + 0.50%	December 31, 2032
Carolina Financial Capital Trust II	November 5, 2003	$10,000	3-month CME Term SOFR + 3.05%	January 7, 2034
Greer Capital Trust I	October 12, 2004	$6,000	3-month CME Term SOFR + 2.20%	October 18, 2034
Greer Capital Trust II	December 28, 2006	$5,000	3-month CME Term SOFR + 1.73%	January 30, 2037
First South Preferred Trust I	September 26, 2003	$10,000	3-month CME Term SOFR + 2.95%	September 30, 2033
BOE Statutory Trust I	December 12, 2003	$4,000	3-month CME Term SOFR + 3.00%	December 12, 2033

(1)	The 3-month CME Term SOFR rates have a spread adjustment of 0.26161% and the 6-month CME Term SOFR rate has a spread adjustment of 0.42826%.
At December 31, 2025 and 2024, the Debentures and their related weighted-average interest rates were as follows:

	2025		2024
(Dollars in thousands)	Amount	Weighted- Average Rate	Amount	Weighted- Average Rate
United Statutory Trust III	$20,619	6.82%	$20,619	7.46%
United Statutory Trust IV	25,774	6.95%	25,774	7.70%
United Statutory Trust V	51,547	5.80%	51,547	6.40%
United Statutory Trust VI	30,928	5.28%	30,928	5.92%
Premier Statutory Trust II	6,186	7.27%	6,186	8.02%
Premier Statutory Trust III	8,248	5.72%	8,248	6.95%
Premier Statutory Trust IV	14,433	5.50%	14,433	6.15%
Premier Statutory Trust V	10,310	5.66%	10,310	6.37%
Centra Statutory Trust I	10,000	6.25%	10,000	6.91%
Centra Statutory Trust II	10,000	5.82%	10,000	6.57%
Virginia Commerce Trust II	13,857	7.34%	13,627	8.31%
Virginia Commerce Trust III	20,425	5.56%	19,899	6.20%
Cardinal Statutory Trust I	17,209	6.38%	16,812	7.02%
UFBC Capital Trust I	4,182	6.08%	4,076	6.72%
Carolina Financial Capital Trust I	5,058	7.25%	5,046	8.00%
Carolina Financial Capital Trust II	9,706	7.22%	9,641	7.97%
Greer Capital Trust I	5,492	6.35%	5,419	7.09%
Greer Capital Trust II	4,360	5.83%	4,275	6.58%
First South Preferred Trust I	9,656	6.90%	9,587	7.54%
BOE Statutory Trust I	3,827	6.93%	3,794	7.59%

Total	$281,817	6.19%	$280,221	6.88%

1
10

At December 31, 2025, the scheduled maturities of long-term borrowings were as follows:

Year	Amount
(Dollars in thousands)
2026	$250,000
2027	0
2028	0
2029	0
2030	0
2031 and thereafter	281,817

Total	$531,817

Interest paid on long-term borrowings approximated $23,726,000, $44,911,000, and $84,775,000 in 2025, 2024 and 2023, respectively.
NOTE M—OTHER EXPENSE
The following details certain items of other expense for the periods indicated:

	Year Ended December 31
(In thousands)	2025	2024	2023
Legal, consulting & other professional services	$29,444	$24,330	$25,604
Franchise & other taxes not on income	18,345	16,916	16,202
Expense for reserve on lending-related commitments	164	(9,795)	(1,483)
Automated Teller Machine (“ATM”) expenses	13,485	11,885	10,914
Amortization of income tax credits	17,886	15,277	15,238
NOTE N—INCOME TAXES
The income tax provisions included in the consolidated statements of income are summarized as follows:

	Year Ended December 31
(In thousands)	2025	2024	2023
Current expense:
Federal	$85,133	$77,347	$84,441
State and local	17,019	17,604	15,972

Total current income tax expense	102,152	94,951	100,413
Deferred expense (benefit):
Federal	11,764	334	(2,053)
State and local	4,881	(3,702)	(868)

Total deferred income tax expense (benefit)	16,645	(3,368)	(2,921)

Total income tax expense:	$118,797	$91,583	$97,492

1
11

The following is a reconciliation of income tax expense to the amount computed by applying the statutory federal income tax rate to income before income taxes:

	Year Ended December 31
(Dollars in thousands)	2025		2024		2023
	Amount	%	Amount	%	Amount	%
Tax on income before taxes at statutory federal rate	$122,514	21.0%	$97,562	21.0%	$97,399	21.0%
State and local income taxes net of federal tax benefits (1)	17,137	2.9	13,591	2.9	11,847	2.6
Domestic Federal
Tax Credits
Low income housing	(19,030)	(3.3)	(15,814)	(3.4)	(13,557)	(2.9)
Other	(1,303)	(0.2)	(706)	(0.1)	(1,639)	(0.4)
Nontaxable and nondeductible items	(2,301)	(0.4)	(2,439)	(0.5)	(2,974)	(0.6)
Other	1,780	0.4	(611)	(0.2)	6,416	1.3

Total income tax expense	$118,797	20.4%	$91,583	19.7%	$97,492	21.0%

(1)	State taxes in West Virginia and Maryland made up the majority (greater than 50 percent) of the tax effect in this category.
For the year of 2025, United had no taxes applicable to sales and calls of securities. For years ended 2024 and 2023, United incurred a federal income tax benefit of $2,456,000 and $1,608,000, respectively, applicable to the sales and calls of securities.
The following presents a disaggregation of income taxes paid, net of refunds:

	Year Ended December 31
(Dollars in thousands)	2025		2024		2023
Federal	$89,800		$70,407		$89,500
State and local	24,663	(1)	15,814	(2)	15,960	(3)

Total income taxes paid, net of refunds (4)	$114,463		$86,221		$105,460

(1)	For the year ended December 31, 2025, income taxes paid to West Virginia of $9,000 and Maryland of $5,950 exceeded 5% of total income taxes paid.
(2)	For the year ended December 31, 2024, income taxes paid to Maryland of $6,150 exceeded 5% of total income taxes paid.
(3)	For the year ended December 31, 2023, income taxes paid to West Virginia of $6,851 exceeded 5% of total income taxes paid.
(4)	Income taxes paid, net of refunds includes amounts paid to third parties for purchases of transferable tax credits of $11,680 in 2025 and $1,636 in 2024.
Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2025, United had a federal net operating loss carryforward of $2,724,000, the majority of which has an indefinite life
, and a state tax credit of $1,406,000 which expires in 2034. Significant components of United’s deferred tax assets and liabilities (included in other assets in the Consolidated Balance Sheets) at December 31, 2025 and 2024 are as follows:

(In thousands)	2025	2024
Deferred tax assets:
Allowance for credit losses	$79,490	$73,315
Accrued benefits payable	16,514	20,256
Other accrued liabilities	603	1,857
Unrealized loss on securities available for sale	49,091	77,189
Other real estate owned	122	127
Lease liabilities under operating leases	22,799	20,738

1
12

(In thousands)	2025	2024
Net operating loss carryforwards	2,724	0
Purchase accounting intangibles	1,159	0
Income tax credit carryforward	1,406	4,415
Deferred mortgage points	1,465	425

Total deferred tax assets	175,373	198,322

Deferred tax liabilities:
Premises and equipment	8,937	8,307
Right-of-use assets under operating leases	21,345	19,536
Pension plan accruals	13,050	10,743
Derivatives	7,367	10,487
Purchase accounting intangibles	0	6,626
Other	1,584	1,063

Total deferred tax liabilities	52,283	56,762

Net deferred tax assets	$123,090	$141,560

At December 31, 2025 and 2024, United believes that all of the deferred tax amounts shown above are more likely than not to be realized based on an assessment of all available positive and negative evidence and therefore no valuation allowance has been recorded.
In accordance with ASC Topic 740, “Income Taxes,” United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
Below is a reconciliation of the total amounts of unrecognized tax benefits:

	December 31
(In thousands)	2025	2024
Unrecognized tax benefits at beginning of year	$2,144	$2,599
Increase in unrecognized tax benefits as a result of tax positions taken during the current period	956	323
Decreases in the unrecognized tax benefits as a result of a lapse of the applicable statute of limitations	(2,144)	(778)

Unrecognized tax benefits at end of year	$956	$2,144

The entire amount of unrecognized tax benefits, if recognized, would impact United’s effective tax rate.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2022, 2023 and 2024 and certain State Taxing authorities for the years ended December 31, 2022 through 2024.
As of December 31, 2025, and 2024, the total amount of accrued interest related to uncertain tax positions was zero and $651,000, respectively. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes. No interest or penalties were recognized in the results of operations for the years of 2025, 2024 and 2023.
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

11
3

Net periodic pension costs, except for service cost, are recognized in employee benefits on the consolidated statements of income. Service cost is recognized in employee compensation. Net consolidated periodic pension cost included the following components:

(Dollars in thousands)	Year Ended December 31,
	2025	2024	2023
Service cost	$1,293	$1,387	$1,440
Interest cost	7,427	6,967	7,134
Expected return on plan assets	(11,046)	(10,659)	(11,762)
Amortization of net actuarial loss	69	2,315	3,347

Net periodic pension cost (income)	$(2,257)	$10	$159

Weighted-Average Assumptions:
Discount rate	5.76%	5.07%	5.26%
Expected return on assets	6.15%	6.25%	7.25%
Rate of compensation increase (prior to age 40)	6.00%	5.00%	5.00%
Rate if compensation increase (ages 40-49)	5.50%	n/a	n/a
Rate of compensation increase (ages 40-54)	n/a	4.00%	4.00%
Rate if compensation increase (ages 50-54)	5.00%	n/a	n/a
Rate of compensation increase (ages 55-64)	4.00%	n/a	n/a
Rate of compensation increase (otherwise)	3.00%	3.50%	3.50%
Amounts related to the Plan recognized as a component of other comprehensive income were as follows:

(In thousands)	Year Ended December 31,
	2025	2024	2023
Net actuarial gain	$(7,089)	$(12,348)	$(2,635)
Amortization of actuarial loss	(69)	(2,315)	(3,347)

Total recognized in other comprehensive income	$(7,158)	$(14,663)	$(5,982)

Included in accumulated other comprehensive income at December 31, 2025 are unrecognized actuarial losses of $10,725,000 that have not yet been recognized in net periodic pension cost.
The reconciliation of the beginning and ending balances of the projected benefit obligation and the fair value of plan assets for the years ended December 31, 2025 and 2024 and the accumulated benefit obligation at December 31, 2025 and 2024 are as follows:

(Dollars in thousands)	December 31,
	2025	2024
Change in Projected Benefit Obligation
Projected Benefit Obligation at the Beginning of the Year	$137,847	$143,306
Service Cost	1,293	1,387
Interest Cost	7,427	6,967
Actuarial Loss (Gain)	3,088	(7,506)
Benefits Paid	(6,877)	(6,307)

Projected Benefit Obligation at the End of the Year	$142,778	$137,847
Accumulated Benefit Obligation at the End of the Year	$130,900	$125,429
Change in Plan Assets
Fair Value of Plan Assets at the Beginning of the Year	$183,035	$173,840
Actual Return on Plan Assets	21,223	15,502
Benefits Paid	(6,877)	(6,307)

Fair Value of Plan Assets at End of Year	$197,381	$183,035

(Dollars in thousands)	December 31,
	2025	2024
Net Amount Recognized
Funded Status	$54,603	$45,187
Unrecognized Actuarial Net Loss	10,725	17,884

Net Amount Recognized	$65,328	$63,071

Weighted-Average Assumptions at the End of the Year
Discount Rate	5.66%	5.76%
Rate of compensation Increase (prior to age 40)	6.00%	6.00%
Rate of compensation Increase (ages 40-49)	5.50%	5.50%
Rate of compensation Increase (ages 50-54)	5.00%	5.00%
Rate of compensation Increase (ages 55-64)	4.00%	4.00%
Rate of compensation Increase (otherwise)	3.00%	3.00%
Asset allocation for the defined benefit pension plan as of the measurement date, by asset category, is as follows:

Plan Assets	Target Allocation 2026	Allowable Allocation Range	Percentage of Plan Assets at
			December 31, 2025	December 31, 2024
Equity Securities	47%	20-70%	54%	56%
Fixed Income Securities	43%	20-50%	42%	41%
Other	10%	0-25%	4%	3%

Total			100%	100%

Equity securities include United common stock in the amounts of $4,064,000 at December 31, 2025 and $3,974,000 at December 31, 2024
.
The policy, as established by the United’s Retirement Committee (formerly known as United’s Pension Committee), primarily consisting of United’s Executive Management, is to invest assets based upon the target allocations stated above. The assets are reallocated periodically to meet the above target allocations. The investment policy is reviewed at least annually, subject to the approval of the Pension Committee, to determine if the policy should be changed. Prohibited investments include, but are not limited to, futures contracts, private placements, uncovered options, real estate, the use of margin, short sales, derivatives for speculative purposes, and other investments that are speculative in nature. In order to achieve a prudent level of portfolio diversification, the securities of any one company are not to exceed
10% of the total plan assets, and no more than the 15% of total plan assets is to be invested in any one industry (other than securities of U.S. Government or Agencies). Additionally, no more than 15% of the plan assets is to be invested in foreign securities, both equity and fixed. The expected long-term rate of return for the plan’s total assets is based on the expected return of each of the above categories, weighted based on the median of the target allocation for each class. United uses the corridor approach based on 10% of the greater of the projected benefit obligation and the market-related value of plan assets to amortize actuarial gains and losses.
At December 31, 2025, the benefits expected to be paid in each of the next five fiscal years, and in the aggregate for the five years thereafter are as follows:

Year	Amount
(Dollars in thousands)
2026	$7,433
2027	7,786
2028	8,265
2029	8,648
2030	9,000
2031 through 2035	48,551
United did not contribute to the plan in 2025, 2024 or in 2023 as no contributions were required by funding regulations or law. For 2026, no contributions to the plan are required by funding regulations or law. However, United may make a discretionary contribution in 2026, the amount of which cannot be reasonably estimated at this time.
In accordance with ASC Topic 715 and using the guidance contained in ASC Topic 820, the following is a description of the valuation methodologies used to measure the plan assets at fair value.

11
5

Cash and Cash Equivalents:
These underlying assets are highly liquid U.S. government obligations. The fair value of cash and cash equivalents approximates cost (Level 1 or 2).
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
Mutual Funds:
Generally, these securities are valued at the closing price reported in the active market in which the individual mutual fund is traded (Level 1).
The following tables present the balances of the plan assets, by fair value hierarchy level, as of December 31, 2025 and 2024:

		Fair Value Measurements at December 31, 2025 Using
(In thousands) Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$6,505	$0	$6,505	$0
Fixed Income Debt Securities:
U.S. Government and agencies	29,982	0	29,982	0
Mortgage backed & other asset-backed securities	7,705	0	7,705	0
Municipal obligations	631	0	631	0
Corporate bonds	9,300	0	9,300	0
Fixed Income Mutual Funds & Exchange-Traded Funds:
General	36,667	36,667	0	0
Equity Securities:
Common stock	20,187	20,187	0	0
Equity Mutual Funds:
Domestic equity large cap	38,185	38,185	0	0
Domestic equity small cap	13,273	13,273	0	0
Alternative equity	17,500	17,500
International emerging equity	4,304	4,304	0	0
International equity developed	13,142	13,142	0	0

Total	$197,381	$143,258	$54,123	$0

		Fair Value Measurements at December 31, 2024 Using
(In thousands) Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and Cash equivalents	$5,829	$5,829	$0	$0
Fixed Income Debt Securities:
U.S. Government and agencies	24,874	24,874	0	0
Mortgage backed securities	6,588	6,588	0	0
Collateralized mortgage obligations	623	623	0	0

11
6

		Fair Value Measurements at December 31, 2024 Using
(In thousands) Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Municipal obligations	707	707	0	0
Corporate bonds	8,394	8,394	0	0
Fixed Income Mutual Funds:
General	33,537	33,537	0	0
Equity Securities:
Common stock	19,539	19,539	0	0
Equity Mutual Funds:
Domestic equity large cap	37,990	37,990	0	0
Domestic equity small cap	13,332	13,332	0	0
Alternative equity	16,145	16,145
International emerging equity	3,993	3,993	0	0
International equity developed	11,484	11,484	0	0

Total	$183,035	$183,035	$0	$0

Common stock investments are diversified amongst various industries with no industry representing more than 5% of the total plan assets.
The United Bankshares, Inc. Savings and Stock Investment Plan (the Plan) is a defined contribution plan under Section 401(k) of the Internal Revenue Code. Each employee of United, who completes ninety (90) days of qualified service, is eligible to participate in the Plan. Each participant may contribute from 1% to 100% of compensation to his/her account, subject to Internal Revenue Service maximum deferral limits. United matches 100% of the first 5% of salary deferred with United stock, subject to certain imposed limitations. Vesting is 100% for employee deferrals and the company match at the time the employee makes his/her deferral. United’s expense relating to the Plan approximated $7,829,000, $7,332,000, and $7,590,000 in 2025, 2024 and 2023, respectively.
The assets of United’s defined benefit plan and 401(k) Plan each include investments in United common stock. At December 31, 2025 and 2024, the combined plan assets included 1,879,671 and 1,810,400 shares, respectively, of United common stock with an approximate fair value of $72,179,000 and $67,981,000, respectively. Dividends paid on United common stock held by the plans approximated $2,755,000, $2,727,000, and $2,468,000 for the years ended December 31, 2025, 2024, and 2023, respectively.
United has certain other supplemental deferred compensation plans covering various key employees. Periodic charges are made to operations so that the liability due each employee is fully recorded as of the date of their retirement. Amounts charged to expense have not been significant in any year.
NOTE P—STOCK BASED COMPENSATION
On May 14, 2025, United’s shareholders approved the 2025 Equity Incentive Plan (“2025 EIP”), becoming effective on that date. The 2025 EIP replaced United’s 2020 Long-Term Incentive Plan (“2020 LTI Plan”). An award granted under the 2025 EIP may consist of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance based stock awards, dividend equivalent rights and other equity-based or equity-related awards. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2025 EIP is
3,000,000
. The 2025 EIP will be administered by the Compensation and Human Capital Committee of the Board (the “Committee”). Awards are subject to a minimum vesting schedule of at least twelve months following the date of grant of such award, subject to accelerated vesting on certain events, including a change in control, and
5
% of the shares available for grant under the 2025 EIP may be granted with a shorter minimum vesting period. Awards under the 2025 EIP will be subject to the terms of the Company’s Compensation Recoupment Policy and any other clawback or recapture policy that the Company may adopt from time to time and, in accordance with such policy, may be subject to the requirement that the awards be repaid to the Company after they have been distributed to the grantee. A Form S-8 was filed on May 30, 2025 with the Securities and Exchange Commission to register all the shares available for issuance under the 2025 EIP Plan.

During the year of 2025, a total of
184,515
shares of restricted stock and
256,385
of restricted stock units were granted under the 2020 LTI Plan.
No
non-qualified stock options were granted under the 2020 LTI Plan during the year of 2025. Compensation expense of $
13,089
,000, $
12,130
,000, and $
12,463
,000 related to all share-based grants and awards under United’s Long-Term Incentive Plans was incurred for the years 2025, 2024 and 2023, respectively. Compensation expense was included in employee compensation in the Consolidated Statements of Income.
Stock Options
As of December 31, 2025,
no
stock option awards have been granted under the 2025 EIP. United does have options outstanding from various plans under which stock options may be granted, including the 2020 LTI Plan (the “Prior Plans”); however, no
shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms. The maximum term for options granted under the Prior Plans is ten (
10
) years.
A summary of activity under United’s stock option plans as of December 31, 2025, and the changes during the year of 2025 are presented below:

	Year ended December 31, 2025
			Weighted Average
(Dollars in thousands, except per share amounts)		Aggregate Intrinsic	Remaining Contractual
				Exercise Price
	Shares	Value	Term (Yrs.)
Outstanding at January 1, 2025	1,049,668			$36.29
Exercised	(36,612)			26.07
Forfeited or expired	(103,540)			35.62

Outstanding at December 31, 2025	909,516	$3,057	2.6	$36.78

Exercisable at December 31, 2025	909,516	$3,057	2.6	$36.78

Cash received from options exercised under the Plans for the years ended December 31, 2025, 2024 and 2023 was $751,000, $5,274,000, and $1,750,000, respectively. During 2025 and 2024, 36,612 and 183,888 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for 2025 and 2024 were issued from authorized and unissued common stock. The total intrinsic value of options exercised under the Prior Plans during the years ended December 31, 2025, 2024, and 2023 was $
453,000, $1,881,000, and $947,000, respectively.
As of December 31, 2025, there was no unrecognized compensation costs related to nonvested stock option awards.
ASC Topic 230, “Statement of Cash Flows,” requires the benefits of tax deductions in excess of recognized compensation cost to be reported as an operating cash flow. This requirement reduces net operating cash flows. While the company cannot estimate what those amounts will be in the future (because they depend on, among other things, the date employees exercise stock options), United recognized cash flows used in operating activities of $83,000, $258,000, and $128,000 from excess tax benefits related to share-based compensation arrangements for the year of 2025, 2024 and 2023, respectively.
Restricted Stock
As of December 31, 2025, no restricted stock awards have been granted under the 2025 EIP. Under the 2020 LTI Plan, United awarded restricted common shares to key employees and non-employee directors. Shares of restricted stock granted to participants were scheduled to vest no sooner than 1/3 per year over the first three anniversaries of the award. Recipients of shares of restricted stock under the Prior Plans did not pay any consideration to United for the shares, had the right to vote all shares subject to such grant and received all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. Under the 2025 EIP, recipients of restricted stock will have the right to vote all shares subject to such grant, whether or not the shares have vested, but any dividends paid upon any restricted stock will be retained by the Company during the period of restriction, and will be paid to the relevant grantee (without interest) when the restricted stock vests and will revert back to the Company if for any reason the restricted stock upon which such dividends were paid is forfeited by the grantee prior to vesting. As of December 31, 2025, the total unrecognized compensation cost related to nonvested restricted stock awards was $
7,097
,000
with a weighted-average expense recognition period of
0.9
years.
The following summarizes the changes to United’s restricted common shares for the year ended December 31, 2025:

	Number of Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	310,027	$ 36.58
Granted	184,515	36.77
Vested	(152,433)	36.94
Forfeited	(16,682)	36.54

Outstanding at December 31, 2025	325,427	$ 36.52

Restricted Stock Units
As of December 31, 2025, no
restricted stock units have been granted under the 2025 EIP. Under the 2020 LTI Plan, United granted restricted stock units (“RSUs”) to key employees. These awards helped align the interests of these employees with the interests of the shareholders of United by providing economic value directly related to the performance of the Company. These RSU grants were time-vested RSUs, performance-vested RSUs, or a combination of both. Currently, time-vested RSUs vest ratably over three years from the date of grant. Performance-vested RSUs cliff-vest after assessment of the Company’s performance over a period of three years. The number of performance-vested RSUs outstanding as of December 31, 2025 that vest is determined by two metrics measured relative to peers: Return on Average Tangible Common Equity (“ROATCE”) and Total Shareholder Return (“TSR”). Based on ASC Topic 718, the ROATCE comparison is considered a performance condition while the TSR comparison is considered a market condition. There will be no payout of the performance-vested awards if the threshold performance is not achieved. United communicates the specific threshold, target, and maximum performance-vested RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividend equivalents are accrued but not paid in respect to the awards until the RSUs vest. The holder does not have the right to vote the shares until shares of common stock are delivered in respect of vested RSUs. The value of the time-vested RSUs and the performance-vested, based on the performance condition, RSUs awarded is established as the fair market value of the stock at the time of the grant. The value of the performance-vested, based on the market condition, RSUs awarded is estimated through the use of a Monte Carlo valuation model as of the grant date. The Company recognizes expense on the RSUs in accordance with ASC Topic 718.
The following table summarizes the status of United’s nonvested RSUs during the year ended December 31, 2025:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2025	490,119	$ 35.41
Granted	256,385	35.35
Vested	(148,597)	35.81
Forfeited or expired	(2,422)	36.26

Nonvested at December 31, 2025	595,485	$ 35.28

As of December 31, 2025, the total unrecognized compensation cost related to nonvested restricted stock units was $9,572,000 with a weighted-average expense recognition period of 1.2 years.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $6,408,827,000 and $5,886,473,000 of loan commitments outstanding as of December 31, 2025 and December 31, 2024, respectively, approximately 32.13% of which contractually expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of December 31, 2025 and December 31, 2024, United had $2,762,000 and $15,546,000 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $166,885,000 and $148,874,000 as of December 31, 2025 and December 31, 2024, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking
Related to its mortgage banking activities, United provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s reserve was immaterial as of December 31, 2025 and December 31, 2024.
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
As of December 31, 2025, United has determined that no forecasted transactions related to its cash flow hedge resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $
7,378,000
will be reclassified from AOCI as a decrease to interest expense over the next 12-months following December 31, 2025 related to the cash flow hedge. As of December 31, 2025, the maximum length of time over which forecasted transactions are hedged is five years.
United is subject to the Dodd-Frank Act clearing requirement for eligible derivatives. United has executed and cleared eligible derivatives through the London Clearing House (“LCH”). Variation margin at the LCH is distinguished as settled-to-market and settled daily based on the prior day value, rather than collateralized-to-market. The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $250,000,000 for asset derivatives as of December 31, 2025. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at December 31, 2025 and December 31, 2024.

	Asset Derivatives
	December 31, 2025			December 31, 2024
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$9,466	$316	Other assets	$10,770	$644

Total Fair Value Hedges		$9,466	$316		$10,770	$644
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$250,000	$0	Other assets	$250,000	$0

Total Cash Flow Hedges		$250,000	$0		$250,000	$0

Total derivatives designated as hedging instruments		$259,466	$316		$260,770	$644

	Asset Derivatives
	December 31, 2025			December 31, 2024
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$3,981	$15	Other assets	$0	$0
TBA mortgage-backed securities	Other assets	0	0	Other assets	54,826	278
Interest rate lock commitments	Other assets	23,046	458	Other assets	21,553	339

Total derivatives not designated as hedging instruments		$27,027	$473		$76,379	$617

Total asset derivatives		$286,493	$789		$337,149	$1,261

	Liability Derivatives
	December 31, 2025			December 31, 2024
(In thousands)	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
TBA mortgage-backed securities	Other liabilities	$33,882	$70	Other liabilities	$0	$0
Forward loan sales commitments	Other liabilities	0	0	Other liabilities	3,186	20

Total derivatives not designated as hedging instruments		$33,882	$70		$3,186	$20

Total liability derivatives		$33,882	$70		$3,186	$20

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of December 31, 2025 and December 31, 2024.

		December 31, 2025
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/ (Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$ 9,466	$(331)	$0

		December 31, 2024
(In thousands) Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$10,770	$(657)	$0
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

1
22

The effect of United’s derivative financial instruments on its Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 is presented as follows:

		Year Ended
(In thousands)	Income Statement Location	December 31, 2025	December 31, 2024	December 31, 2023
Derivatives in hedging relationships Cash Flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings (1)	$9,718	$20,932	$23,574
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans and leases	$(2)	$8	$117

Total derivatives in hedging relationships		$9,716	$20,940	$23,691

Derivatives not designated as hedging instruments

Forward loan sales commitments	Income from Mortgage Banking Activities	35	(114)	(127)
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(348)	956	(611)
Interest rate lock commitments	Income from Mortgage Banking Activities	(11)	(489)	(240)

Total derivatives not designated as hedging instruments		$(324)	$353	$(978)

Total derivatives		$9,392	$21,293	$22,713

(1)	Decreases or increases in interest expense are expressed as positive or negative amounts, respectively, based on their impact to net income.
For the years ended December 31, 2025, 2024 and 2023, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but were not significant to United’s Consolidated Statements of Income.
NOTE S—COMPREHENSIVE INCOME
The changes in accumulated other comprehensive income are as follows:

	For the Years Ended December 31
(In thousands)	2025	2024	2023
Net Income	$464,603	$372,996	$366,313
Available for sale (“AFS”) securities:
Change in net unrealized gains on AFS securities arising during the period	117,563	24,251	98,627
Related income tax effect	(28,097)	(5,840)	(22,980)
Net reclassification adjustment for losses included in net income	0	16,296	7,659
Related income tax effect	0	(3,852)	(1,785)

	89,466	30,855	81,521

Net effect of AFS securities on other comprehensive income	89,466	30,855	81,521
Cash flow hedge derivatives:
Unrealized (loss) gain on cash flow hedge before reclassification to interest expense	(3,340)	12,744	6,548
Related income tax effect	798	(2,987)	(1,526)
Net reclassification adjustment for gains included in net income	(9,718)	(20,932)	(23,574)
Related income tax effect	2,323	4,926	5,493

Net effect of cash flow hedge derivatives on other comprehensive income	(9,937)	(6,249)	(13,059)
Defined benefit pension plan:
Net actuarial gain during the period	7,089	12,348	2,635
Related income tax expense	(1,694)	(2,951)	(613)
Amortization of net actuarial loss recognized in net income	69	2,315	3,347
Related income tax effect	(17)	(540)	(780)

Net effect of change in defined benefit pension plan on other comprehensive income	5,447	11,172	4,589

Total change in other comprehensive income, net of tax	84,976	35,778	73,051

Total Comprehensive Income	$549,579	$408,774	$439,364

12
3

The components of accumulated other comprehensive income for the year ended December 31, 2025 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a) For the Year Ended December 31, 2025
(Dollars in thousands)	Unrealized Gains/ Losses on AFS Securities	Unrealized Gains/ Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2025	$(247,964)	$33,706	$(9,645)	$(223,903)
Other comprehensive income (loss) before reclassification	89,466	(2,542)	0	86,924
Amounts reclassified from accumulated other comprehensive income	0	(7,395)	5,447	(1,948)

Net current-period other comprehensive income (loss), net of tax	89,466	(9,937)	5,447	84,976

Balance at December 31, 2025	$(158,498)	$23,769	$(4,198)	$(138,927)

(a) All amounts are net-of-tax. United has adopted the portfolio approach for purposes of releasing residual tax effects within AOCI.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Year Ended December 31, 2025
(In thousands) Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Cash flow hedge:
Net reclassification adjustment for gains included in net income	$(9,718)	Interest expense

	(9,718)	Total before tax
Related income tax effect	2,323	Tax expense

	(7,395)	Net of tax

Pension plan:
Recognized net actuarial gain	7,089 (a)
Amortization of net actuarial loss	69 (b)

	7,158	Total before tax
Related income tax effect	(1,711)	Tax expense

	5,447	Net of tax

Total reclassifications for the period	$(1,948)

(a)	This AOCI component is included in the computation of changes in plan assets (see Note O, Employee Benefit Plans)
(b)	This AOCI component is included in the computation of net periodic pension cost (see Note O, Employee Benefit Plans)

NOTE
T--UNITED
BANKSHARES, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed Balance Sheets
	December 31
(In thousands)	2025	2024
Assets
Cash and due from banks	$186,446	$249,515
Securities available for sale	5,253	5,663
Securities held to maturity	20	20
Equity securities	29,434	15,897
Other investment securities	10,879	11,400
Investment in subsidiaries:
Bank subsidiaries	5,577,829	5,024,692
Nonbank subsidiaries	56,009	55,755
Goodwill	(16,466)	(16,715)
Other assets	33,837	32,152

Total Assets	$5,883,241	$5,378,379

Liabilities and Shareholders’ Equity
Junior subordinated debentures of subsidiary trusts	$281,817	$280,221
Accrued expenses and other liabilities	105,441	104,935
Shareholders’ equity (including other accumulated comprehensive losses of $138,927 and $223,903 at December 31, 2025 and 2024, respectively)	5,495,983	4,993,223

Total Liabilities and Shareholders’ Equity	$5,883,241	$5,378,379

Condensed Statements of Income
	Year Ended December 31
(In thousands)	2025	2024	2023
Income
Dividends from banking subsidiaries	$317,000	$231,000	$217,000
Net interest income	720	933	970
Management fees:
Bank subsidiaries	51,913	48,307	43,852
Nonbank subsidiaries	51	51	27
Other income	12,580	5,064	2,167

Total Income	382,264	285,355	264,016

Expenses
Interest paid on borrowings	767	0	0
Operating expenses	83,167	80,922	67,968

Total Expenses	83,934	80,922	67,968

Income Before Income Taxes and Equity in Undistributed Net Income of Subsidiaries	298,330	204,433	196,048
Applicable income tax benefit	(2,732)	(5,589)	(4,521)

Income Before Equity in Undistributed Net
Income of Subsidiaries	301,062	210,022	200,569
Equity in undistributed net income of subsidiaries:
Bank subsidiaries	169,335	169,778	170,997
Nonbank subsidiaries	(5,794)	(6,804)	(5,253)

Net Income	$464,603	$372,996	$366,313

Condensed Statements of Cash Flows
	Year Ended December 31
(In thousands)	2025	2024	2023
Operating Activities
Net income	$464,603	$372,996	$366,313
Adjustments to reconcile net income to net cash provided by operating activities:
Equity in undistributed net income of subsidiaries	(163,541)	(162,974)	(165,744)
Amortization of net periodic pension costs	1	141	204
Stock-based compensation	13,089	12,130	12,463
Excess tax benefits from stock-based compensation arrangements	83	258	128
Net change in other assets and liabilities	(14,316)	(5,925)	(5,420)

Net Cash Provided by Operating Activities	299,919	216,626	207,944

Investing Activities
Net proceeds from sales of debt securities	410	183	338

Condensed Statements of Cash Flows
	Year Ended December 31
(In thousands)	2025	2024	2023
Net (purchases) proceeds from sales of equity securities	(216)	130	(1,303)
Net cash paid in acquisition of subsidiary	428	0	0
Increase in investment in subsidiaries	(6,000)	(8,000)	(16,000)
Change in other investment securities	(1,795)	(1,187)	(1,525)

Net Cash Used in Investing Activities	(7,173)	(8,874)	(18,490)

Financing Activities
Repayment of subordinated notes	(20,575)	0	(10,250)
Cash dividends paid	(209,002)	(200,727)	(194,727)
Acquisition of treasury stock	(126,989)	(1,040)	(1,382)
Proceeds from exercise of stock options	751	5,274	1,750

Net Cash Used in Financing Activities	(355,815)	(196,493)	(204,609)

(Decrease) Increase in Cash and Cash Equivalents	(63,069)	11,259	(15,155)
Cash and Cash Equivalents at Beginning of Year	249,515	238,256	253,411

Cash and Cash Equivalents at End of Year	$186,446	$249,515	$238,256

NOTE U—REGULATORY MATTERS
United Bank maintains average reserve balances with its Federal Reserve Bank. The average amount of those consolidated reserve balances maintained for the year ended December 31, 2025 and 2024 were approximately $2,036,744,000 and $1,184,007,000, respectively. No reserve balance for the year ended December 31, 2025 and 2024 was required.
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
During 2026, the retained net profits available for distribution to United by United Bank as dividends without regulatory approval, are approximately $339,113,000, plus net income for the interim period through the date of declaration.
Under Federal Reserve regulation, United Bank is also limited as to the amount they may loan to affiliates, including the parent company. Loans from United Bank to the parent company are limited to 10% of the banking subsidiaries’ capital and surplus, as defined, or $425,053,000 at December 31, 2025, and must be secured by qualifying collateral.
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
As previously mentioned, in December 2017, the Basel Committee published standards that it described as the finalization of the Basel III post-crisis regulatory reforms. The quantitative measures established by the Basel III regulation to ensure capital adequacy require United and United Bank to maintain minimum amounts and ratios of total, Tier I capital, and common Tier I capital as defined in the regulations, to risk-weighted assets, as defined, and of Tier I capital, as defined, to average assets, as defined. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on United’s financial statements. As of December 31, 2025, United exceeds all capital adequacy requirements to which it is subject.
At December 31, 2025, the most recent notification from its regulators, United and United Bank were categorized as well-capitalized. To be categorized as well-capitalized, United must maintain minimum total risk-based, Tier I risk-based, Common Tier I risk-based, and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes would impact United’s well-capitalized status.

12
6

United’s and United Bank’s capital amounts (in thousands of dollars) and ratios are presented in the following table.

(Dollars in thousands)	Actual		For Capital Adequacy Purposeas			To Be Well- Capitalized
	Amount	Ratio	Amount	Ratio		Amount	Ratio
As of December 31, 2025:
Total Capital (to Risk- Weighted Assets):
United Bankshares	$4,191,144	15.7%	$2,133,353	≥	8.0%	$2,666,691	≥	10.0%
United Bank	3,967,217	15.0%	2,122,625	≥	8.0%	2,653,281	≥	10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	$3,583,795	13.4%	$1,600,014	≥	6.0%	$2,133,353	≥	8.0%
United Bank	3,647,868	13.8%	1,591,968	≥	6.0%	2,122,625	≥	8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$3,583,795	13.4%	$1,200,011	≥	4.5%	$1,733,349	≥	6.5%
United Bank	3,647,868	13.8%	1,193,976	≥	4.5%	1,724,632	≥	6.5%
Tier I Capital (to Average Assets):
United Bankshares	$3,583,795	11.3%	$1,270,832	≥	4.0%	$1,588,540	≥	5.0%
United Bank	3,647,868	11.5%	1,265,588	≥	4.0%	1,581,985	≥	5.0%
As of December 31, 2024: Total Capital (to Risk- Weighted Assets):
United Bankshares	$3,897,755	16.5%	$1,887,433	≥	8.0%	$2,359,292	≥	10.0%
United Bank	3,620,657	15.4%	1,877,704	≥	8.0%	2,347,131	≥	10.0%
Tier I Capital (to Risk- Weighted Assets):
United Bankshares	$3,335,667	14.1%	$1,415,575	≥	6.0%	$1,887,433	≥	8.0%
United Bank	3,348,071	14.3%	1,408,278	≥	6.0%	1,877,704	≥	8.0%
Common Tier I Capital (to Risk Weighted Assets):
United Bankshares	$3,335,667	14.1%	$1,061,681	≥	4.5%	$1,533,540	≥	6.5%
United Bank	3,348,071	14.3%	1,056,209	≥	4.5%	1,525,635	≥	6.5%
Tier I Capital (to Average Assets):
United Bankshares	$3,335,667	11.7%	$1,136,661	≥	4.0%	$1,420,827	≥	5.0%
United Bank	3,348,071	11.8%	1,132,023	≥	4.0%	1,415,029	≥	5.0%
NOTE V—FAIR VALUES OF FINANCIAL INSTRUMENTS
In accordance with ASC Topic 820, the following describes the valuation techniques used by United to measure certain financial assets and liabilities recorded at fair value on a recurring basis in the financial statements.
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report

12
7

from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at December 31, 2025, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at December 31, 2025. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For December 31, 2025, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.11% to 0.45% with a weighted average increase of 0.10%.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers “lock-in” a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Interest rate risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United enters into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. These valuations fall into a Level 2 category. The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For December 31, 2025, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.11% to 0.45% with a weighted average increase of 0.10%.
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
The following table presents the balances of financial assets and liabilities measured at fair value on a recurring basis as of December 31, 2025 and 2024, segregated by the level of the valuation inputs within the fair value hierarchy:

12
8

		Fair Value at December 31, 2025 Using
(In thousands) Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$281,657	$0	$281,657	$0
State and political subdivisions	516,926	0	516,926	0
Residential mortgage-backed securities
Agency	1,358,636	0	1,358,636	0
Non-agency	38,885	0	38,885	0
Commercial mortgage-backed securities
Agency	395,073	0	395,073	0
Asset-backed securities	223,254	0	223,254	0
Single issue trust preferred securities	12,658	0	12,658	0
Other corporate securities	232,363	4,678	227,685	0

Total available for sale securities	3,059,452	4,678	3,054,774	0
Equity securities:
Financial services industry	25,825	20,421	5,404	0
Equity mutual funds (1)	3,610	3,610	0	0
Fixed income mutual funds	5,325	5,325	0	0

Total equity securities	34,760	29,356	5,404	0
Loans held for sale	31,277	0	0	31,277
Derivative financial assets:
Interest rate swap contracts	316	0	316	0
Forward loan sales commitments	15	0	0	15
Interest rate lock commitments	458	0	0	458

Total derivative financial assets	789	0	316	473
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	70	0	0	70

Total derivative financial liabilities	70	0	0	70

		Fair Value at December 31, 2024 Using
(In thousands) Description	Balance as of December 31, 2024	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$245,842	$0	$245,842	$0
State and political subdivisions	495,073	0	495,073	0
Residential mortgage-backed securities
Agency	1,059,719	0	1,059,719	0
Non-agency	82,123	0	82,123	0
Commercial mortgage-backed securities

12
9

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
There were no transfers between Level 1, Level 2 and Level 3 for financial assets and liabilities measured at fair value on a recurring basis during the year ended December 31, 2025 and 2024.
The following tables present additional information about financial assets and liabilities measured at fair value at December 31, 2025 and 2024 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

		Derivative Assets			Derivative Liabilities
(In thousands) December 31, 2025	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
Balance, beginning of period	$44,360	$278	$0	$339	$0	$20
Originations	370,856	0	0	0	0	0
Sales	(393,506)	0	0	0	0	0
Transfers other	0	(278)	15	119	70	(20)
Total gains during the period recognized in earnings	9,567	0	0	0	0	0

Balance, end of period	$31,277	$0	$15	$458	$70	$0

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$48	$0	$15	$458	$70	$0

1
30

		Derivative Assets			Derivative Liabilities
(In thousands) December 31, 2024	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments

Balance, beginning of period	$51,978	$0	$33	$1,005	$667	$0
Originations	607,383	0	0	0	0	0
Sales	(630,244)	0	0	0	0	0
Transfers other	0	278	(33)	(666)	(667)	20
Total gains during the period recognized in earnings	15,243	0	0	0	0	0

Balance, end of period	$44,360	$278	$0	$339	$0	$20

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(1,133)	$278	$0	$339	$0	$20
Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

(In thousands) Description	Year Ended December 31, 2025	Year Ended December 31, 2024
Income from mortgage banking activities	$ 48	$ (1,222)
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	December 31, 2025			December 31, 2024
(In thousands) Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$30,567	$31,277	$710	$43,698	$44,360	$662
No loans held for sale were past due or on nonaccrual status as of December 31, 2025 and 2024.
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

1
32

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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2025. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty, market volatility and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Piedmont in the year of 2025, no other fair value measurement of intangible assets was made during the year of 2025 and 2024.

1
33

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

(In thousands) Description	Balance as of December 31, 2025	Fair Value at December 31, 2025			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1 )	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Individually assessed loans	$51,485	$0	$49,870	$1,615	$1,172
OREO	8,857	0	8,857	0	0

(In thousands) Description	Balance as of December 31, 2024	Fair Value at December 31, 2024			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Individually assessed loans	$40,701	$0	$21,725	$18,976	$(231)
OREO	327	0	240	87	0
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

13
4

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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
(In thousands)	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Cash and cash equivalents	$2,542,250	$2,542,250	$0	$2,542,250	$0
Securities available for sale	3,059,452	3,059,452	4,678	3,054,774	0
Securities held to maturity	1,004	1,020	0	0	1,020
Equity securities	34,760	34,760	29,356	5,404	0
Other securities	305,184	289,925	0	0	289,925
Loans held for sale	31,277	31,277	0	0	31,277
Net loans	24,411,604	24,432,980	0	0	24,432,980
Derivative financial assets,	789	789	0	316	473
Deposits	27,060,939	27,031,873	0	27,031,873	0
Short-term borrowings	198,573	198,573	0	198,573	0
Long-term borrowings	531,817	524,281	0	524,281	0
Derivative financial liabilities	70	70	0	70	0

December 31, 2024
Cash and cash equivalents	$2,292,244	$2,292,244	$0	$2,292,244	$0
Securities available for sale	2,959,719	2,959,719	4,965	2,954,754	0
Securities held to maturity	1,002	1,020	0	0	1,020
Equity securities	21,058	21,058	21,058	0	0
Other securities	277,517	263,641	0	0	263,641
Loans held for sale	44,360	44,360	0	0	44,360
Net loans	21,401,649	20,868,239	0	0	20,868,239
Derivative financial assets,	1,261	1,261	0	644	617
Deposits	23,961,859	23,922,063	0	23,922,063	0
Short-term borrowings	176,090	176,090	0	176,090	0
Long-term borrowings	540,420	505,305	0	505,305	0
Derivative financial liabilities	20	20	0	0	20
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

13
5

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
As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. United’s wholly owned and indirect wholly owned statutory trust subsidiaries are VIEs for which United is not the primary beneficiary. Accordingly, its accounts are not included in United’s consolidated financial statements. At December 31, 2025 and 2024, United’s investment (maximum exposure to loss) in these trusts were $12,686,000 and $12,238,000, respectively.
United, through its banking subsidiary, also makes limited partner equity investments in various low income housing, community development and other partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. These partnerships are not consolidated as United is not deemed to be the primary beneficiary. At December 31, 2025 and 2024, United’s investment (maximum exposure to loss) in these low income housing, community development and other partnerships were $
129,861,000
and $
98,441,000
, respectively, while related unfunded commitments were $
103,184,000
and $
89,292,000
,
respectively. The total amount of these unfunded commitments in low income housing, community development and other partnerships at December 31, 2025 includes $5,000,000 to a related interest of a director of the Company. As of December 31, 2025, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
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

13
6

Information about the community banking segment for the years ended December 31, 2025, 2024 and 2023 is as follows:

	For the Year Ended December 31
(In thousands)	2025	2024	2023
Total Assets	$33,660,281	$30,023,545	$29,926,482

Net interest income	$1,102,164	$911,068	$919,924
Provision for credit losses	53,866	25,153	31,153
Other income	135,154	123,695	135,258
Other expense
Employee compensation	252,054	234,618	230,809
Employee benefits	54,333	53,621	48,368
Net occupancy expense	49,794	46,084	46,426
OREO expense	892	576	1,355
Net gains on the sales of OREO properties	(148)	(75)	(60)
Equipment expense	34,917	29,686	29,731
Data processing expense	32,622	29,646	29,395
Mortgage loan servicing expense and impairment	0	2,694	5,596
Bankcard processing expense	2,342	2,490	2,192
FDIC insurance expense	17,022	19,735	30,376
Other segment expense (a)	156,224	125,956	136,036

Total other expense	600,052	545,031	560,224

Income before income taxes	583,400	464,579	463,805
Income taxes	118,797	91,583	97,492

Segment net income	464,603	372,996	366,313
Reconciliation of profit or loss
Adjustments and reconciling items	0	0	0

Consolidated net income	$464,603	$372,996	$366,313

(a)
Other segment expense includes legal, consulting and other professional services expense, franchise and other taxes not on income, expense for reserve on lending-related commitments, ATM expenses, marketing expense, core deposits amortization, and other general operating expenses.

NOTE Y—QUARTERLY FINANCIAL DATA (UNAUDITED)
Quarterly financial data for 2025 and 2024 is summarized below:

(Dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
2025
Interest income	$403,647	$421,196	$430,957	$430,053
Interest expense	143,592	146,659	150,842	142,596
Net interest income	260,055	274,537	280,115	287,457
Provision for credit losses	29,103	5,889	12,095	6,779
Mortgage banking income	2,479	2,603	2,495	1,990
Securities gains(losses), net	521	425	10,442	(218)
Other noninterest income	26,554	28,432	30,267	29,164
Noninterest expense	153,573	148,020	146,741	151,718
Income taxes	22,627	31,367	33,735	31,068
Net income (1)	84,306	120,721	130,748	128,828
Per share data:
Average shares outstanding (000s):
Basic	142,331	142,207	141,548	140,481
Diluted	142,698	142,444	141,961	140,980
Net income per share:
Basic	$0.59	$0.85	$0.92	$0.92
Diluted	$0.59	$0.85	$0.92	$0.91
Dividends per share	$0.37	$0.37	$0.37	$0.38
2024
Interest income	$369,180	$374,184	$382,723	$376,034
Interest expense	146,691	148,469	152,467	143,426
Net interest income	222,489	225,715	230,256	232,608
Provision for credit losses	5,740	5,779	6,943	6,691
Mortgage banking income	5,298	3,901	4,544	2,314

(Dollars in thousands, except per share data)	1st Quarter	2nd Quarter	3rd Quarter	4th Quarter
Securities losses, net	(99)	(218)	(6,715)	(688)
Other noninterest income	27,013	26,540	34,113	27,692
Noninterest expense	140,742	134,774	135,339	134,176
Income taxes	21,405	18,878	24,649	26,651
Net income (1)	86,814	96,507	95,267	94,408
Per share data:
Average shares outstanding (000s):
Basic	134,809	135,138	135,158	135,236
Diluted	135,121	135,315	135,505	135,732
Net income per share:
Basic	$0.64	$0.71	$0.70	$0.70
Diluted	$0.64	$0.71	$0.70	$0.69
Dividends per share	$0.37	$0.37	$0.37	$0.37

(1)	For further information, see the related discussion “Quarterly Results” included in Management’s Discussion and Analysis.

13
7
Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES
This item is omitted since it is not applicable.

Item 9A.	CONTROLS AND PROCEDURES
Disclosure Controls and Procedures
United Bankshares, Inc. (the “Company”) maintains controls and procedures designed to ensure that it is able to collect the information it is required to disclose in the reports it files with the SEC, and to process, summarize and disclose this information within the time periods specified in the rules of the SEC. Based on an evaluation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) under Security Exchange Act of 1934) as of the end of the period covered by this report conducted by the Company’s management, with the participation of the Chief Executive and Chief Financial Officer, the Chief Executive and Chief Financial Officer believe that these controls and procedures are effective to ensure that the Company is able to collect, process and disclose the information it is required to disclose in the reports it files with the SEC within the required time periods.
Management’s Report on Internal Control over Financial Reporting and Attestation Report of the Registered Public Accounting Firm
Management’s Report on internal control over financial reporting and the audit report of Ernst & Young LLP, the Company’s independent registered public accounting firm, on internal control over financial reporting is included on pages 64-65 of this report and are incorporated in this Item 9A by reference.
Changes In Internal Control Over Financial Reporting
There have not been any changes in the Company’s internal control over financial reporting (as such term is defined in Rule 13a-15(f) under the Exchange Act) during the fiscal quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	OTHER INFORMATION
United’s directors and executive officers may from time to time enter into plans or other arrangements for the purchase or sale of United’s shares that are intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) or may represent a non-Rule 10b5-1 trading arrangement under the Securities Exchange Act of 1934, as amended. During the quarter ended December 31, 2025
,
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
Information regarding directors and executive officers of the registrant including their reporting compliance under Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference from United’s definitive proxy statement for the 2026 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2026 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS”, under the caption “Delinquent Section 16(a) Reports” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT” and under the captions “Executive Officers” and “Family Relationships” under the heading “GOVERNANCE OF THE COMPANY.”
United has adopted a code of ethics for its Chief Executive Officer, Chief Financial Officer, Controller and persons performing similar functions of the registrant in accordance with Section 406 of the Sarbanes-Oxley Act of 2002. A copy of the code of ethics is posted on United’s web site at www.ubsi-inc.com.
Information related to the registrant’s audit committee and its financial expert in accordance with Section 407 of the Sarbanes-Oxley Act of 2002 is incorporated by reference from United’s definitive proxy statement for the 2026 Annual Meeting of Shareholders under the captions “The Audit Committee” and the “Audit Committee Financial Expert” under the heading “GOVERNANCE OF THE COMPANY.”
Since the disclosure of the procedures in the definitive proxy statement for the 2025 Annual Meeting of Shareholders, United has not adopted any changes to the procedures by which shareholders may recommend nominees to United’s Board of Directors as set forth in Article II, Section 5 of the Restated Bylaws of United.
United adopted an Insider Trading Policy on August 5, 2024, and amended such policy on February 23, 2026. The United Insider Trading Policy is referenced in the exhibits within this Form 10-K.

Item 11.	EXECUTIVE COMPENSATION
Information regarding executive compensation is incorporated by reference from United’s definitive proxy statement for the 2026 Annual Meeting of Shareholders under the heading of “EXECUTIVE COMPENSATION”, excluding the information under the subheading “Pay Versus Performance Table”, under the heading “COMPENSATION DISCUSSION AND ANALYSIS (CD&A)”, and under the heading “REPORT OF THE COMPENSATION AND HUMAN CAPITAL COMMITTEE ON EXECUTIVE COMPENSATION.”

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Information regarding security ownership of certain beneficial owners and management and securities authorized under equity compensation plans is incorporated by reference from United’s definitive proxy statement for the 2026 Annual Meeting of Shareholders under the caption “Directors Whose Terms Expire in 2026 and Nominees for Directors” under the heading “PROPOSAL 1: ELECTION OF DIRECTORS” and under the captions “Beneficial Ownership of Directors and Named Executive Officers”, “Principal Shareholders of United” and “Related Shareholder Matters” under the heading “COMMON STOCK OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.”

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Information regarding certain relationships and related transactions is incorporated by reference from United’s definitive proxy statement for the 2026 Annual Meeting of Shareholders under the captions of “Related Party Transactions” and “Independence of Directors” under the heading “GOVERNANCE OF THE COMPANY.”

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information regarding approval of audit and non-audit services by the Audit Committee as well as fees paid to auditors is incorporated by reference from United’s definitive proxy statement for the 2026 Annual Meeting of Shareholders under the captions “Pre-Approval Policies and Procedures” and “Independent Registered Public Accounting Firm Fees Information” under the heading “AUDIT COMMITTEE AND INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM.”

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

(3)	Exhibits Required by Item 601

Listing of Exhibits—See the Index to Exhibits on page 143 of this Form 10-K.

(b)	Exhibits — The exhibits to this Form 10-K begin on page 148.

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

UNITED BANKSHARES, INC.

FORM 10-K

INDEX TO EXHIBITS

Exhibit No.	Description

2.1	Agreement and Plan of Merger, dated May 9, 2024, by and between United Bankshares, Inc. and Piedmont Bancorp, Inc. (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated May 9, 2024 and filed May 10, 2024 for United Bankshares, Inc., File No. 002-86947)

2.2	Agreement and Plan of Reorganization, dated June 2, 2021, by and between United Bankshares, Inc. and Community Bankers Trust Corporation (incorporated into this filing by reference to Exhibit 2.1 to the Form 8-K dated December 3, 2021 and filed December 3, 2021 for United Bankshares, Inc., File No. 002-86947)

3.1	Amended and Restated Articles of Incorporation (incorporated into this filing by reference to Exhibit 3.1 to the Quarterly Report on Form 10-Q dated March 31, 2017 and filed May 9, 2017 for United Bankshares, Inc., File No.002-86947)

3.2	Restated Bylaws (incorporated into this filing by reference to Exhibit 3.1 to the Current Report on Form 8-K dated May 11, 2022 and filed on May 17, 2022 for United Bankshares, Inc., File No.002-86947)

4.1	Description of Registrant’s Securities (incorporated into this filing by reference to the Annual Report on Form 10-K dated December 31, 2019 and filed March 2, 2020 for United Bankshares, Inc., File No.002-86947)

10.1	Fifth Amended and Restated Employment Agreement between United Bankshares, Inc. and Richard M. Adams (incorporated into this filing by reference to Exhibit 10.1 to the Current Report on Form 8-K dated February 28, 2022 and filed March 1, 2022 for United Bankshares, Inc., File No. 002-86947)

10.2	Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.4 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.3	First Amendment to Second Amended and Restated Supplemental Retirement Agreement for Richard M. Adams (incorporated into this filing by reference to Exhibit 10.6 to the 2011 Form 10-K dated December 31, 2011 and filed February 29, 2012 for United Bankshares, Inc., File No. 002-86947)

10.4	Form of the Amendment and First Restatement of the United Bankshares, Inc. Supplemental Executive Retirement Agreement (Tier 2 SERP) for Richard M. Adams, Jr. and James J. Consagra, Jr., Executive Vice-President (incorporated into this filing by reference to Exhibit 10.6 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.5	Form of Second Amendment to 2008 Amended and Restated United Bankshares, Inc. Supplemental Executive Retirement Agreement for Richard M. Adams, Jr. and James J. Consagra, Jr. (incorporated into this filing by reference to Exhibit 10.8 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

Exhibit No.	Description

10.6	Employment Agreement with J. Paul McNamara (incorporated into this filing by reference to Exhibit 10.3 to Form S-4 Registration Statement of United Bankshares, Inc., Registration No. 33-106890 filed July 9, 2003)

10.7	Supplemental Executive Retirement Agreement for Mark Tatterson (incorporated into this filing by reference to Exhibit 10.2 to the 2013 Form 10-K dated December 31, 2013 and filed on March 3, 2014 for United Bankshares, Inc., File No. 002-86947)

10.8	Form of First Amendment to United Bankshares, Inc. Supplemental Executive Retirement Agreement for Mark Tatterson (incorporated into this filing by reference to Exhibit 10.12 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.9	Form of Independent Contractor Agreement with Peter A. Converse (incorporated into this filing by reference to Exhibit 10.1 to the Form 10-Q dated March 31, 2016 and filed May 9, 2016 for United Bankshares, Inc., File No. 002-86947)

10.10	Amended and Restated Employment Agreement by and between United Bankshares, Inc., United Bank and Michael P. Fitzgerald (incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated June 3, 2016 and filed June 6, 2016 for United Bankshares, Inc., File No.002-86947)

10.11	Form of Supplemental Executive Retirement Agreement with Darren K. Williams and Douglas B. Ernest (incorporated into this filing by reference to Exhibit 10.15 to the 2017 Form 10-K dated December 31, 2017 and filed March 1, 2018 for United Bankshares, Inc. File No.002-86947)

10.12	Second Amended and Restated United Bankshares, Inc. Non-Qualified Retirement and Savings Plan (incorporated into this filing by reference to Exhibit 10.3 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.13	Amended and Restated United Bankshares, Inc. Management Stock Bonus Plan (incorporated into this filing by reference to Exhibit 10.10 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.14	United Bankshares, Inc., United Bank, Inc. and United Bank Deferred Compensation Plan for Directors (incorporated into this filing by reference to Exhibit 10.12 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.15	United Bankshares, Inc., United Bank, Inc. and United Bank Rabbi Trust Agreement for Deferred Compensation Plan for Directors (incorporated into this filing by reference to Exhibit 10.13 to the Form 8-K dated November 24, 2008 and filed November 26, 2008 for United Bankshares, Inc., File No. 002-86947)

10.16	United Bankshares, Inc. 2016 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2016 Proxy Statement dated April 4, 2016 and filed April 1, 2016 for United Bankshares, Inc., File No. 002-86947)

Exhibit No.	Description

10.17	United Bankshares, Inc. 2020 Long-term Incentive Plan (incorporated into this filing by reference to Exhibit A to 2020 Proxy Statement dated March 30, 2020 and filed March 30, 2020 for United Bankshares, Inc., File No. 002-86947)

10.18	United Bankshares, Inc. 2025 Equity Incentive Plan (incorporated into this filing by reference to Annex 1 to the 2025 Proxy Statement dated April 1, 2025 and filed April 1, 2025 for United Bankshares, Inc., File No. 002-86947)

10.19	Form of Change in Control Agreement for Richard M. Adams, Jr., James J. Consagra, Jr., W. Mark Tatterson and Darren K. Williams (incorporated into this filing by reference to Exhibit 10.1 to the Form 8-K dated July 29, 2025 and filed August 4, 2025 for United Bankshares, Inc., File No. 002-86947)

10.20	Form of Performance-Based Restricted Stock Unit Award Agreement under the United Bankshares, Inc. 2025 Equity Incentive Plan incorporated into this filing by reference to Exhibit 10.2 to the Form 8-K dated July 29, 2025 and filed August 4, 2025 for United Bankshares, Inc., File No. 002-86947)

10.21	Form of Restricted Stock Unit Award Agreement under the United Bankshares, Inc. 2025 Equity Incentive Plan incorporated into this filing by reference to Exhibit 10.3 to the Form 8-K dated July 29, 2025 and filed August 4, 2025 for United Bankshares, Inc., File No. 002-86947)

10.22	Form of Restricted Share Award Agreement under the United Bankshares, Inc. 2025 Equity Incentive Plan incorporated into this filing by reference to Exhibit 10.4 to the Form 8-K dated July 29, 2025 and filed August 4, 2025 for United Bankshares, Inc., File No. 002-86947)

10.23	Form of Stock Option Award Agreement under the United Bankshares, Inc. 2025 Equity Incentive Plan incorporated into this filing by reference to Exhibit 10.5 to the Form 8-K dated July 29, 2025 and filed August 4, 2025 for United Bankshares, Inc., File No. 002-86947)

10.24	Form of Amendment to United Bankshares, Inc. Supplemental Executive Retirement Agreement incorporated into this filing by reference to Exhibit 10.6 to the Form 8-K dated July 29, 2025 and filed August 4, 2025 for United Bankshares, Inc., File No. 002-86947)

19	United Bankshares, Inc. Insider Trading Policy, as revised February 23, 2026 (filed herewith)

21.1	Subsidiaries of the Registrant (filed herewith)

23.1	Consent of Ernst & Young LLP (filed herewith)

31.1	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (filed herewith)

31.2	Certification as Adopted Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (filed herewith)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Executive Officer (furnished herewith)

Exhibit No.	Description

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 by Chief Financial Officer (furnished herewith)

97	United Bankshares, Inc. Compensation Recoupment Policy (incorporated into this filing by reference to Exhibit 97 to the Annual Report on Form 10-K for the period ended December 31, 2023 and filed February 29, 2024 for United Bankshares, Inc. File No. 002-86947)

101	Interactive data file (Inline XBRL) (filed herewith)

104	Cover Page Interactive Data File (embedded within the Inline XBRL document)

Item 16.	FORM 10-K SUMMARY

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

Signatures	Title	Date

/s/ Richard M. Adams, Jr.	Chief Executive Officer Director	February 27, 2026

/s/ W. Mark Tatterson	Chief Financial Officer Chief Accounting Officer	February 27, 2026

/s/ Richard M. Adams	Executive Chairman Director	February 27, 2026

/s/ Mark R. Nesselroad	Director	February 27, 2026

/s/ Patrice A. Harris	Director	February 27, 2026

/s/ Charles L. Capito, Jr.	Director	February 27, 2026

/s/ Mary K. Weddle	Director	February 27, 2026

/s/ Gary G. White	Director	February 27, 2026

/s/ Sara DuMond	Director	February 27, 2026

/s/ J. Paul McNamara	Director	February 27, 2026

/s/ Lacy I. Rice, III	Director	February 27, 2026

/s/ Diana Lewis Jackson	Director	February 27, 2026

/s/ Peter A. Converse	Director	February 27, 2026

/s/ P. Clinton Winter	Director	February 27, 2026

/s/ Albert H. Small, Jr.	Director	February 27, 2026

/s/ Micheal P. Fitzgerald	Director	February 27, 2026

147