Form 10-Q
period 2026-03-31
UNITED BANKSHARES INC/WV
filed 2026-05-08
CIK 729986

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM
10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
 30, 2026
, the registrant had
137,798,590
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The March 31, 2026 and December 31, 2025, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three months ended March 31, 2026 and 2025, the related consolidated statement of changes in shareholders’ equity for the three months ended March 31, 2026 and 2025, the related condensed consolidated statements of cash flows for the three months ended March 31, 2026 and 2025, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	March 31 2026	December 31 2025
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$269,037	$247,613
Interest-bearing deposits with other banks	2,034,614	2,293,279
Federal funds sold	1,383	1,358

Total cash and cash equivalents	2,305,034	2,542,250
Securities available for sale at estimated fair value (amortized cost-$3,430,689 at March 31, 2026 and $3,264,860 at December 31, 2025, allowance for credit losses of $0 at March 31, 2026 and December 31, 2025)	3,212,072	3,059,452
Securities held to maturity, net of allowance for credit losses of $16 at March 31, 2026 and December 31, 2025 (estimated fair value-$1,020 at March 31, 2026 and December 31, 2025)	1,004	1,004
Equity securities at estimated fair value	12,248	34,760
Other investment securities	305,244	305,184
Loans held for sale measured using fair value option	29,235	31,277
Loans and leases	24,874,739	24,720,620
Less: Unearned income	(11,601)	(11,498)

Loans and leases, net of unearned income	24,863,138	24,709,122
Less: Allowance for loan and lease losses	(299,599)	(297,518)

Net loans and leases	24,563,539	24,411,604
Bank premises and equipment	209,138	208,831
Operating lease right-of-use assets	87,841	89,312
Goodwill	2,018,848	2,018,848
Bank-owned life insurance (“BOLI”)	551,306	547,127
Accrued interest receivable	109,470	109,232
Other assets	300,401	301,400

TOTAL ASSETS	$33,705,380	$33,660,281

Liabilities
Deposits:
Noninterest-bearing	$6,409,918	$6,573,630
Interest-bearing	20,710,965	20,487,309

Total deposits	27,120,883	27,060,939
Borrowings:
Securities sold under agreements to repurchase	166,175	198,573
Federal Home Loan Bank (“FHLB”) borrowings	250,000	250,000
Other long-term borrowings	282,216	281,817
Reserve for lending-related commitments	37,047	35,075
Operating lease liabilities	93,921	95,392
Accrued expenses and other liabilities	267,012	242,502

TOTAL LIABILITIES	28,217,254	28,164,298
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-151,168,230 and 150,856,999 at March 31, 2026 and December 31, 2025, respectively, including 12,737,221 and 10,976,752 shares in treasury at March 31, 2026 and December 31, 2025, respectively	377,921	377,142
Surplus	3,470,304	3,468,869
Retained earnings	2,241,354	2,170,327
Accumulated other comprehensive loss	(149,115)	(138,927)
Treasury stock, at cost	(452,338)	(381,428)

TOTAL SHAREHOLDERS’ EQUITY	5,488,126	5,495,983

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,705,380	$33,660,281

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended March 31
	2026	2025
Interest income
Interest and fees on loans	$367,950	$351,836
Interest on federal funds sold and other short-term investments	20,710	23,726
Interest and dividends on securities:
Taxable	26,082	26,911
Tax-exempt	1,187	1,174

Total interest income	415,929	403,647
Interest expense
Interest on deposits	126,728	136,288
Interest on short-term borrowings	1,439	1,450
Interest on long-term borrowings	5,247	5,854

Total interest expense	133,414	143,592

Net interest income	282,515	260,055
Provision for credit losses	7,776	29,103

Net interest income after provision for credit losses	274,739	230,952
Other income
Fees from trust services	4,857	4,782
Fees from brokerage services	7,403	5,645
Fees from deposit services	9,577	9,307
Bankcard fees and merchant discounts	1,977	1,751
Other service charges, commissions, and fees	1,099	1,081
Income from bank-owned life insurance	2,994	3,370
Income from mortgage banking activities	2,555	2,479
Net investment securities gains	2,265	521
Other income	1,336	618

Total other income	34,063	29,554
Other expense
Employee compensation	63,493	60,866
Employee benefits	15,980	13,291
Net occupancy expense	13,013	12,601
Other real estate owned (“OREO”) expense	475	22
Net gains on the sales of OREO properties	0	(11)
Equipment expense	8,740	8,582
Data processing expense	7,001	8,455
Bankcard processing expense	623	600
FDIC insurance expense	4,476	4,728
Other expense	39,013	44,439

Total other expense	152,814	153,573

Income before income taxes	155,988	106,933
Income taxes	31,788	22,627

Net income	$124,200	$84,306

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended March 31
	2026	2025
Earnings per common share:
Basic	$0.89	$0.59

Diluted	$0.89	$0.59

Average outstanding shares:
Basic	139,566,209	142,330,694
Diluted	140,092,196	142,698,118
See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Three Months Ended March 31
	2026	2025
Net income	$124,200	$84,306
Other comprehensive (loss) income on available-for-sale (“AFS”) securities, net of tax	(10,052)	33,167
Other comprehensive loss on cash flow hedge, net of tax	(136)	(4,272)

Total comprehensive income, net of tax	$114,012	$113,201

See notes to consolidated financial statements (unaudited).

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands, except per share data)

	Three Months Ended March 31, 2026
					Accumulated Other Comprehensive Loss
	Common Stock						Total Shareholders’ Equity
	Shares	Par Value	Surplus	Retained Earnings		Treasury Stock
Balance at January 1, 2026	150,856,999	$377,142	$3,468,869	$2,170,327	$(138,927)	$(381,428)	$5,495,983
Comprehensive income:
Net income	0	0	0	124,200	0	0	124,200
Other comprehensive loss, net of tax	0	0	0	0	(10,188)	0	(10,188)

Total comprehensive income, net of tax							114,012
Stock based compensation expense	0	0	3,214	0	0	0	3,214
Stock grant forfeiture (2,236 shares)	0	0	83	0	0	(83)	0
Purchase of treasury stock (1,758,233 shares)	0	0	0	0	0	(70,261)	(70,261)
Excise tax on net stock repurchases	0	0	0	0	0	(566)	(566)
Cash dividends ($0.38 per share)	0	0	0	(53,173)	0	0	(53,173)
Net issuance of common stock under stock-based compensation plans (311,231 shares)	311,231	779	(1,862)	0	0	0	(1,083)

Balance at March 31, 2026	151,168,230	$377,921	$3,470,304	$2,241,354	$(149,115)	$(452,338)	$5,488,126

	Three Months Ended March 31, 2025
					Accumulated Other Comprehensive Loss
	Common Stock						Total Shareholders’ Equity
	Shares	Par Value	Surplus	Retained Earnings		Treasury Stock
Balance at January 1, 2025	142,694,816	$356,737	$3,196,154	$1,917,726	$(223,903)	$(253,491)	$4,993,223
Comprehensive income:
Net income	0	0	0	84,306	0	0	84,306
Other comprehensive income, net of tax	0	0	0	0	28,895	0	28,895

Total comprehensive income, net of tax							113,201
Stock based compensation expense	0	0	2,875	0	0	0	2,875
Acquisition of Piedmont Bancorp, Inc. (7,860,831 shares)	7,860,831	19,652	261,294	0	0	0	280,946
Stock grant forfeiture (8,543 shares)	0	0	313	0	0	(313)	0
Purchase of treasury stock (582,324 shares)	0	0	0	0	0	(20,348)	(20,348)
Cash dividends ($0.37 per share)	0	0	0	(53,336)	0	0	(53,336)
Net issuance of common stock under stock-based compensation plans (274,556 shares)	274,556	687	(2,799)	0	0	0	(2,112)

Balance at March 31, 2025	150,830,203	$377,076	$3,457,837	$1,948,696	$(195,008)	$(274,152)	$5,314,449

See notes to consolidated financial statements (unaudited).

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Three Months Ended March 31
	2026	2025
NET CASH PROVIDED BY OPERATING ACTIVITIES	$160,856	$119,982
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	99	90
Proceeds from maturities and calls of securities available for sale	350,306	586,147
Purchases of securities available for sale	(514,588)	(491,975)
Proceeds from sales of equity securities	28,942	161
Purchases of equity securities	(4,165)	(96)
Proceeds from sales and redemptions of other investment securities	1,117	2,251
Purchases of other investment securities	(7,172)	(13,170)
Purchases of bank premises and equipment	(4,840)	(3,895)
Proceeds from sales of bank premises and equipment	1	1
Proceeds from termination of bank-owned life insurance policies	0	2,105
Acquisition of Piedmont Bancorp, Inc., net of cash paid	0	77,476
Proceeds from the sales of OREO properties	525	19
Net change in loans and leases	(154,335)	(177,788)

NET CASH USED IN INVESTING ACTIVITIES	(304,110)	(18,674)

FINANCING ACTIVITIES
Cash dividends paid	(53,382)	(50,478)
Acquisition of treasury stock	(70,261)	(20,348)
Proceeds from exercise of stock options	2,127	319
Repayment of long-term Federal Home Loan Bank borrowings	0	(10,000)
Proceeds from issuance of long-term Federal Home Loan Bank borrowings	0	0
Changes in:
Deposits	59,952	297,213
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(32,398)	(75)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(93,962)	216,631

(Decrease) increase in cash and cash equivalents	(237,216)	317,939
Cash and cash equivalents at beginning of year	2,542,250	2,292,244

Cash and cash equivalents at end of period	$2,305,034	$2,610,183

Supplemental information
Noncash investing and financing activities:
Transfers of loans to OREO	$2,095	$1,156
Right-of-use assets obtained in the exchange for lease liabilities	2,374	3,853
Excise tax on net stock repurchases	566	0
Acquisition of Piedmont Bancorp, Inc.:
Assets acquired, net of cash	0	2,219,731
Liabilities assumed	0	2,150,976
Goodwill	0	134,715
Issuance of common stock as consideration for acquisition	0	280,946
See notes to consolidated financial statements (unaudited).

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
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of March 31, 2026 and 2025 and for the three-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2025 has been extracted from the audited financial statements included in United’s 2025 Annual Report to Shareholders. The Notes to Consolidated Financial Statements appearing in United’s 2025 Annual Report on Form
10-K,
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
Operating and Reporting Segments
As of March 31, 2026, United’s business activities are confined to one operating segment, United Bank, and one reportable segment, community banking. As a community banking entity, United, through United Bank, offers a full range of products and services through various delivery channels. Included among the banking products and services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, credit card, commercial, and floor plan loans; and the making of construction and real estate loans as well as the origination and sale of residential mortgages in the secondary market. Also offered are trust and brokerage services, safe deposit boxes, and wire transfers. United’s chief operating decision maker regularly reviews the operating results of United Bank in order to assess performance and make decisions about resource allocation.
New Accounting Standards
In December 2025, the Financial Accounting Standards Board (“FASB”) released Accounting Standards Update (“ASU”)
2025-11, “Interim
Reporting (Topic 270): Narrow-Scope Improvements.” ASU
2025-11
is intended to improve the navigability of the guidance in Accounting Standards Codification (“ASC”) Topic 270 and clarify when it applies. Under the amendments, an entity is subject to ASC Topic 270 if it provides “interim financial statements and notes in accordance with GAAP.” The ASU also addresses the form and content of such financial statements, adds lists to ASC Topic 270 of the interim disclosures required by all other Codification topics, and establishes a principle under which an entity must “disclose events since the end of the last annual reporting period that have a material impact on the entity.” ASU
2025-11
is effective for all public business entities for annual periods beginning after December 15, 2027, with early adoption permitted. The adoption of
ASU 2025-11
is not expected to have a material impact on the Company’s financial condition or results of operations but could change certain disclosures in United’s SEC filings.

In November 2025, the FASB released ASU
2025-09, “Derivatives
and Hedging (Topic 815): Hedge Accounting Improvements.” ASU
2025-09
amends certain aspects of the hedge accounting guidance in ASC Topic 815. In addition to addressing stakeholder concerns, the amendments are intended to more closely align hedge accounting with the economics of an entity’s risk management activities. ASU
2025-09
is effective for all public business entities for annual periods beginning after December 15, 2026, with early adoption permitted. The ASU
2025-09
guidance should be applied prospectively for all hedging relationships as of the date of adoption. Entities must disclose the nature of and reason for the change in accounting principle, as well as the method of applying the change, in both the interim reporting period and the annual reporting period in which they adopt the ASU. The adoption of
ASU 2025-09
is not expected to have a material impact on the Company’s financial condition or results of operations.
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
Software.” ASU
2025-06
modernizes the accounting for
internal-use
software (the existing
internal-use
software guidance does not contemplate more current methods of software development). The amendments in ASU
2025-06
are limited and focused on the key challenge that entities face in applying FASB ASC Subtopic
350-40—applying
that guidance to software that is developed using an incremental and iterative method. The amendments in ASU
2025-06
apply to all entities subject to the
internal-use
software guidance in FASB ASC Subtopic
350-40.
The amendments also apply to all entities that account for website development costs in accordance with FASB ASC Subtopic
350-50,
Intangibles— Goodwill and Other—Website Development Costs. ASU
2025-06
is effective for all business entities for annual periods beginning after December 15, 2027, with early adoption permitted. The adoption of
ASU 2025-06
is not expected to have a material impact on the Company’s financial condition or results of operations.
In July 2025, the FASB released ASU
2025-05, “Financial
Instruments – Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets.” ASU
2025-05
amends ASC Subtopic
326-20
to provide a practical expedient for all entities and an accounting policy election for all entities, other than public business entities, that elect the practical expedient related to the estimation of expected credit losses for current accounts receivable and current contract assets that arise from transactions accounted for under ASC Topic 606, “Revenue from Contracts with Customers”. ASU
2025-05
addresses concerns from stakeholders that estimating expected credit losses can be costly and complex for such transactions. ASU
2025-05
was effective for all business entities for annual periods beginning after December 15, 2025, with early adoption permitted. The adoption of
ASU 2025-05
did not have a material impact on the Company’s financial condition or results of operations.
In May 2025, The FASB has released ASU
2025-03, “Business
Combinations (Topic 805) and Consolidation (Topic 810): Determining the Accounting Acquirer in the Acquisition of a Variable Interest Entity.” ASU
2025-03
is based on an EITF Issue and revises the guidance in ASC Topic 805 to clarify that, in determining the accounting acquirer in “a business combination that is effected primarily by exchanging equity interests in which a VIE is acquired,” an entity would be required to consider the factors in ASC Subtopic
805-10-55-12
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
In November 2024, the FASB issued Accounting Standards Update ASU
2024-03,
“Income Statement – Reporting Comprehensive Income – Expense Disaggregation Disclosures (Subtopic
220-40):
Disaggregation of Income Statement Expenses.” ASU
2024-03
requires disaggregated disclosure of income statement expenses for public business entities. ASU
2024-03
adds ASC Subtopic
220-40
to require a footnote disclosure about specific expenses by requiring public business entities to disaggregate, in a tabular presentation, each relevant expense caption on the face of the income statement that includes any of the following natural expenses: purchases of inventory, employee compensation, depreciation, intangible asset amortization, and depreciation, depletion, and amortization recognized as part of oil-
and
gas-producing
activities or other types of depletion expenses. Certain other expenses and gains or losses that must be disclosed under existing U.S. GAAP, and that are recorded in a relevant expense caption, must be presented in the same tabular disclosure. ASU
2024-03
does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnote to the financial statements. ASU
2024-03
is effective for public business entities for annual periods beginning after December 15, 2026. However, the effective date was amended by ASU
2025-01
to clarify that all public business entities adopt ASU
2024-03
in the first annual reporting period beginning after December 15, 2026, and in interim periods within annual reporting periods beginning after December 15, 2027 Entities are permitted to early adopt the standard and apply retrospectively for annual financial statements that have not yet been issued or made available for issuance. The adoption of
ASU 2024-03
is not expected to have a material impact on the Company’s financial condition or results of operations but could change certain disclosures in United’s SEC filings.
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

	March 31, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$282,039	$50	$1,434	$0	$280,655
State and political subdivisions	569,145	202	58,693	0	510,654
Residential mortgage-backed securities
Agency	1,673,888	3,015	120,501	0	1,556,402
Non-agency	42,296	368	4,110	0	38,554
Commercial mortgage-backed securities
Agency	413,080	4,158	26,686	0	390,552
Asset-backed securities	204,171	36	2,165	0	202,042
Single issue trust preferred securities	13,324	0	650	0	12,674
Other corporate securities	232,746	0	12,207	0	220,539

Total	$3,430,689	$7,829	$226,446	$0	$3,212,072

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$283,058	$75	$1,476	$0	$281,657
State and political subdivisions	572,217	343	55,634	0	516,926
Residential mortgage-backed securities
Agency	1,467,436	5,517	114,317	0	1,358,636
Non-agency	42,792	330	4,237	0	38,885
Commercial mortgage-backed securities
Agency	416,177	4,948	26,052	0	395,073
Asset-backed securities	225,617	18	2,381	0	223,254
Single issue trust preferred securities	13,319	0	661	0	12,658
Other corporate securities	244,244	0	11,881	0	232,363

Total	$3,264,860	$11,231	$216,639	$0	$3,059,452

For the adoption of ASC Topic 326, United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $14,000 and $12,717 at March 31, 2026 and December 31, 2025, respectively, that is recorded in “Accrued interest receivable.”

The following is a summary of securities available for sale which were in an unrealized loss position at March 31, 2026 and December 31, 2025.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
March 31, 2026
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$0	$0	$30,345	$1,434	$30,345	$1,434
State and political subdivisions	8,925	697	475,574	57,996	484,499	58,693
Residential mortgage-backed securities
Agency	423,756	4,248	756,326	116,253	1,180,082	120,501
Non-agency	0	0	21,303	4,110	21,303	4,110
Commercial mortgage-backed securities
Agency	4,281	97	293,141	26,589	297,422	26,686
Asset-backed securities	29,160	42	137,301	2,123	166,461	2,165
Single issue trust preferred securities	0	0	12,674	650	12,674	650
Other corporate securities	5,989	5	209,954	12,202	215,943	12,207

Total	$472,111	$5,089	$1,936,618	$221,357	$2,408,729	$226,446

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2025
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$133	$1	$31,485	$1,475	$31,618	$1,476
State and political subdivisions	6,177	543	483,564	55,091	489,741	55,634
Residential mortgage-backed securities
Agency	109,848	270	795,183	114,047	905,031	114,317
Non-agency	0	0	21,189	4,237	21,189	4,237
Commercial mortgage-backed securities
Agency	6,287	4	293,038	26,048	299,325	26,052
Asset-backed securities	50,181	154	136,940	2,227	187,121	2,381
Single issue trust preferred securities	0	0	12,658	661	12,658	661
Other corporate securities	0	0	224,942	11,881	224,942	11,881

Total	$172,626	$972	$1,998,999	$215,667	$2,171,625	$216,639

Proceeds from maturities, sales and calls of available for sale securities were $350,405 and $586,237 for the three months ended March 31, 2026 and 2025, respectively. There were no gross realized gains and losses included in earnings on any sales and calls of available for sale securities for the three months ended March 31, 2026 and 2025. United recognizes any gains or losses on sales and calls of available for sale securities using the specific identification method.

At March 31, 2026, gross unrealized losses on available for sale securities were $226,446 on 870 securities of a total portfolio of 1,037 available for sale securities. Securities with the most significant gross unrealized losses at March 31, 2026 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at March 31, 2026 was the result of elevated interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $569,145 at March 31, 2026. As of March 31, 2026, approximately 46% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of March 31, 2026. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at March 31, 2026.
Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $143,756 on mortgage-backed
securities at March 31, 2026. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $2,086,968 at March 31, 2026. Of the $2,086,968 amount, $413,080 was related to agency commercial mortgage-backed securities and $1,673,888 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at March 31, 2026.
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $42,296 at March 31, 2026. Of the $42,296, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at March 31, 2026.
Asset-backed securities
As of March 31, 2026, United’s asset-backed securities portfolio had a total amortized cost balance of $204,171. 100% of the portfolio had at least one rating above investment grade as of March 31, 2026. Approximately 69% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 31% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of March 31, 2026, it was determined that none of the asset-backed securities had credit losses.

Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of March 31, 2026 consisted of $7,490 in investment grade bonds and $5,834 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the first quarter of 2026, it was determined that none of the single issue trust preferred securities had credit losses.
Other corporate securities
As of March 31, 2026, United’s other corporate securities portfolio had a total amortized cost balance of $232,746. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $232,746, 95% had at least one rating above investment grade, 2% were below investment grade rated, and 3% were unrated. For other corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities had credit losses at March 31, 2026.
The amortized cost and estimated fair value of securities available for sale at March 31, 2026 and December 31, 2025 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	March 31, 2026		December 31, 2025
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$297,483	$296,964	$298,573	$298,193
Due after one year through five years	580,062	540,509	527,383	494,204
Due after five years through ten years	480,739	445,810	559,647	521,011
Due after ten years	2,072,405	1,928,789	1,879,257	1,746,044

Total	$3,430,689	$3,212,072	$3,264,860	$3,059,452

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions, mutual funds of Community Reinvestment Act (“CRA”) qualified investments and equity securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $12,248 at March 31, 2026 and $34,760 at December 31, 2025. The decline in equity securities from December 31, 2025 was due mainly to the sale of equity securities totaling $26,646 in the first quarter of 2026.

	Three Months Ended March 31
	2026	2025
Net gains recognized during the period on equity securities sold	$2,296	$0
Unrealized gains recognized during the period on equity securities still held at period end	2	554
Unrealized losses recognized during the period on equity securities still held at period end	(33)	(33)

Net gains recognized during the period	$2,265	$521

Other investment securities
During the first quarter of 2026, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the first quarter of 2026 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the first quarter. There were no other events or changes in circumstances during the first quarter which would have an adverse effect on the recorded fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,042,566 and $2,102,175 at March 31, 2026 and December 31, 2025, respectively.
3. LOANS AND LEASES
Major classes of loans and leases are as follows:

	March 31, 2026	December 31, 2025
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$2,140,233	$2,145,921
Nonowner-occupied commercial real estate	8,546,654	8,343,520
Other commercial	3,758,923	3,784,833

Total commercial, financial & agricultural	14,445,810	14,274,274
Residential real estate	6,115,055	6,098,262
Construction & land development	3,541,988	3,570,902
Consumer:
Bankcard	9,227	9,686
Other consumer	762,659	767,496
Less: Unearned income	(11,601)	(11,498)

Total gross loans	$24,863,138	$24,709,122

The table above does not include loans held for sale of $29,235 and $31,277 at March 31, 2026 and December 31, 2025, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $47,215 and $42,441 at March 31, 2026 and December 31, 2025, respectively.
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
The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases
As of March 31, 2026
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$5,323	$1,390	$6,713	$2,133,520	$2,140,233	$242
Nonowner-occupied	6,304	71,547	77,851	8,468,803	8,546,654	4,399
Other commercial	14,035	5,649	19,684	3,739,239	3,758,923	732
Residential real estate	23,470	21,189	44,659	6,070,396	6,115,055	5,357
Construction & land development	1,963	1,839	3,802	3,538,186	3,541,988	537
Consumer:
Bankcard	33	31	64	9,163	9,227	31
Other consumer	10,170	1,189	11,359	751,300	762,659	366

Total	$61,298	$102,834	$164,132	$24,710,607	$24,874,739	$11,664

Age Analysis of Past Due Loans and Leases
As of December 31, 2025
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$4,754	$1,830	$6,584	$2,139,337	$2,145,921	$81
Nonowner-occupied	7,598	71,038	78,636	8,264,884	8,343,520	0
Other commercial	2,490	6,569	9,059	3,775,774	3,784,833	591
Residential real estate	25,026	19,124	44,150	6,054,112	6,098,262	3,701
Construction & land development	1,508	1,301	2,809	3,568,093	3,570,902	0
Consumer:
Bankcard	28	54	82	9,604	9,686	54
Other consumer	13,661	1,550	15,211	752,285	767,496	547

Total	$55,065	$101,466	$156,531	$24,564,089	$24,720,620	$4,974

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At March 31, 2026		At December 31, 2025
	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance for Credit Losses
Commercial Real Estate:
Owner-occupied	$1,148	$1,148	$1,749	$1,749
Nonowner-occupied	67,148	67,148	71,038	71,038
Other Commercial	4,917	2,454	5,978	3,515
Residential Real Estate	15,832	15,832	15,423	15,423
Construction	1,302	1,302	1,301	1,301
Consumer:
Bankcard	0	0	0	0
Other consumer	823	823	1,003	1,003

Total	$91,170	$88,707	$96,492	$94,029

Interest income recognized on nonaccrual loans was insignificant during the three months ended March 31, 2026 and 2025.
In some cases, United will modify a loan to a borrower experiencing financial difficulty by providing multiple types of concessions such as a term extension, principal forgiveness, an interest rate reduction or a combination thereof. The following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified during the first three months of 2026 and 2025, respectively, by class of financing receivable and by type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also represented below.

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended March 31, 2026
	Term Extension	Other-Than- Insignificant Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$1,217	$37	$0	$0	0.06%
Nonowner-occupied	8,207	0	0	0	0.10%
Other commercial	0	0	0	0	0.00%
Residential real estate	0	0	0	0	0.00%
Construction & land development	9,175	0	0	0	0.26%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$18,599	$37	$0	$0	0.07%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended March 31, 2025
	Term Extension	Other-Than- Insignificant Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$0	$0	$0	$0	0.00%
Nonowner-occupied	0	179	0	0	0.00%
Other commercial	7,270	0	0	0	0.20%
Residential real estate	0	0	0	0	0.00%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended March 31, 2025
	Term Extension	Other-Than- Insignificant Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$7,270	$179	$0	$0	0.03%

As of March 31, 2026 and December 31, 2025, there were commitments to lend additional funds of $210 and $139 respectively, to debtors owing loan receivables whose terms have been modified.
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
United closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance in the 12 months after a modification made to borrowers experiencing financial difficulty presented by class of financing receivable:

	Payment Status (Amortized Cost Basis)
	As of March 31, 2026			As of March 31, 2025
	Current	30-89 Days Past Due	90+ Days Past Due	Current	30-89 Days Past Due	90+ Days Past Due
Commercial real estate:
Owner-occupied	$563	$692	$0	$430	$0	$0
Nonowner-occupied	8,207	0	0	1,344	4,577	0
Other commercial	0	0	0	7,270	0	0
Residential real estate	0	0	0	178	0	0
Construction & land development	9,175	0	0	49	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$17,945	$692	$0	$9,271	$4,577	$0

The following table presents the financial effect of loan and lease modifications to borrowers experiencing financial difficulty for the three months ended March 31, 2026 and 2025.

	For the Three Months Ended March 31, 2026		For the Three Months Ended March 31, 2025
	Weighted- Average Other-Than- Insignificant Payment Delay (in years)	Weighted Average Term Extension (in years)	Weighted- Average Other-Than- Insignificant Payment Delay (in years)	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	1.0	3.3	0	0
Nonowner-occupied	0	0.3	0	0.3
Other Commercial	0	0	0	0.5
Residential Real Estate	0	0	0	0
Construction & land development	0	0.3	0	0
Consumer:
Bankcard	0	0	0	0
Other consumer	0	0	0	0
No loan or lease modifications completed within the last 12 months to borrowers experiencing financial difficulty had a payment default during the three months ended March 31, 2026 and 2025.
United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of March 31, 2026 and December 31, 2025:

	Collateral Dependent Loans and Leases
	At March 31, 2026
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$0	$0	$3,975	$20,043	$24,018
Nonowner-occupied	5,316	0	0	73,605	31,485	110,406
Other commercial	0	12,309	0	4,865	3,091	20,265
Residential real estate	6,160	0	0	0	4	6,164
Construction & land development	1,421	0	798	0	1,354	3,573
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$12,897	$12,309	$798	$82,445	$55,977	$164,426

	Collateral Dependent Loans and Leases
	At December 31, 2025
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$0	$0	$3,094	$19,366	$22,460
Nonowner-occupied	6,830	0	0	84,786	38,761	130,377
Other commercial	0	4,005	0	4,893	3,174	12,072
Residential real estate	6,049	0	0	0	5	6,054
Construction & land development	250	0	849	0	1,170	2,269
Consumer:

	Collateral Dependent Loans and Leases
	At December 31, 2025
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$13,129	$4,005	$849	$92,773	$62,476	$173,232

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
For United’s loans with a corporate credit exposure, United analyzes loans individually to classify the loans as to credit risk. Review and analysis of criticized (special mention-rated loans in the amount of $1,000 or greater) and classified (substandard-rated and worse in the amount of $500 and greater) loans is completed once per quarter. Review of notes with committed exposure of $4,000 or greater is completed at least annually. For loans with a consumer credit exposure, United internally assigns a grade based upon an individual loan’s delinquency status. United reviews and updates, as necessary, these grades on a quarterly basis.
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
Commercial Real Estate – Owner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
As of March 31, 2026	2026	2025	2024	2023	2022	Prior			Total
Internal Risk Grade:
Pass	$59,200	$365,041	$350,539	$193,910	$289,047	$785,975	$52,735	$0	$2,096,447
Special Mention	0	51	0	0	144	4,361	2,797	0	7,353
Substandard	0	715	247	3,707	3,870	19,548	8,149	0	36,236
Doubtful	0	0	0	0	0	197	0	0	197

Total	$59,200	$365,807	$350,786	$197,617	$293,061	$810,081	$63,681	$0	$2,140,233

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	4	12	0	0	16

Current-period net recoveries	$0	$0	$0	$0	$4	$12	$0	$0	$16

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
As of December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Internal Risk Grade:
Pass	$353,313	$362,198	$196,733	$301,328	$278,290	$555,204	$51,711	$0	$2,098,777
Special Mention	0	0	4,842	0	0	3,727	2,695	0	11,264
Substandard	0	246	4,027	3,402	0	19,671	8,220	116	35,682
Doubtful	0	0	0	0	0	198	0	0	198

Total	$353,313	$362,444	$205,602	$304,730	$278,290	$578,800	$62,626	$116	$2,145,921

Current-period charge-offs	0	0	0	0	0	(228)	0	0	(228)
Current-period recoveries	0	0	0	14	0	304	0	0	318

Current-period net recoveries	$0	$0	$0	$14	$0	$76	$0	$0	$90

Commercial Real Estate – Nonowner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
As of March 31, 2026	2026	2025	2024	2023	2022	Prior			Total
Internal Risk Grade:
Pass	$445,350	$1,655,671	$906,107	$773,735	$1,821,945	$2,325,909	$159,967	$0	$8,088,684
Special Mention	0	1,975	6,748	7,008	48,516	212,453	0	0	276,700
Substandard	0	0	0	5,414	49,088	104,497	22,271	0	181,270
Doubtful	0	0	0	0	0	0	0	0	0

Total	$445,350	$1,657,646	$912,855	$786,157	$1,919,549	$2,642,859	$182,238	$0	$8,546,654

Current-period charge-offs	0	0	0	0	0	(3,864)	0	0	(3,864)
Current-period recoveries	0	0	0	0	0	1	0	0	1

Current-period charge-offs	$0	$0	$0	$0	$0	$(3,863)	$0	$0	$(3,863)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans
As of December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Internal Risk Grade:
Pass	$1,628,785	$856,235	$760,043	$1,917,759	$1,165,300	$1,397,941	$143,406	$0	$7,869,469
Special Mention	1,983	0	7,058	51,603	113,708	120,213	0	0	294,565
Substandard	0	0	5,431	48,950	5,323	97,607	22,175	0	179,486
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,630,768	$856,235	$772,532	$2,018,312	$1,284,331	$1,615,761	$165,581	$0	$8,343,520

Current-period charge-offs	0	0	0	0	0	(35,798)	0	0	(35,798)
Current-period recoveries	0	0	0	0	0	160	0	0	160

Current-period net charge-offs	$0	$0	$0	$0	$0	$(35,638)	$0	$0	$(35,638)

Other commercial

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans
As of March 31, 2026	2026	2025	2024	2023	2022	Prior			Total
Internal Risk Grade:
Pass	$73,952	$618,186	$351,047	$451,126	$178,847	$872,205	$1,163,031	$39	$3,708,433
Special Mention	11	0	479	109	353	1,316	231	0	2,499
Substandard	0	5	1,522	2,704	5,805	32,459	5,496	0	47,991
Doubtful	0	0	0	0	0	0	0	0	0

Total	$73,963	$618,191	$353,048	$453,939	$185,005	$905,980	$1,168,758	$39	$3,758,923

Current-period charge-offs	0	(13)	(77)	(250)	(530)	(31)	(533)	0	(1,434)
Current-period recoveries	0	0	1	0	0	563	14	0	578

Current-period net (charge-offs) recoveries	$0	$(13)	$(76)	$(250)	$(530)	$532	$(519)	$0	$(856)

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans
As of December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Internal Risk Grade:
Pass	$628,597	$373,700	$472,334	$214,442	$324,424	$600,824	$1,117,879	$47	$3,732,247
Special Mention	5	431	117	949	1,128	9,012	458	0	12,100
Substandard	0	1,689	2,853	6,225	6,926	17,469	5,324	0	40,486
Doubtful	0	0	0	0	0	0	0	0	0

Total	$628,602	$375,820	$475,304	$221,616	$332,478	$627,305	$1,123,661	$47	$3,784,833

Current-period charge-offs	0	(48)	(150)	(229)	(1,625)	(2,459)	(913)	0	(5,424)
Current-period recoveries	0	0	27	75	32	2,111	64	0	2,309

Current-period net charge- offs	$0	$(48)	$(123)	$(154)	$(1,593)	$(348)	$(849)	$0	$(3,115)

Residential Real Estate

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
As of March 31, 2026	2026	2025	2024	2023	2022	Prior			Total
Internal Risk Grade:
Pass	$219,251	$792,325	$383,939	$688,278	$1,576,052	$1,908,785	$522,791	$152	$6,091,573
Special Mention	11	0	474	102	0	1,819	629	0	3,035
Substandard	0	0	0	103	0	20,140	204	0	20,447
Doubtful	0	0	0	0	0	0	0	0	0

Total	$219,262	$792,325	$384,413	$688,483	$1,576,052	$1,930,744	$523,624	$152	$6,115,055

Current-period charge-offs	0	0	0	0	0	(275)	0	0	(275)
Current-period recoveries	0	0	0	0	0	41	10	0	51

Current-period net (charge-offs) recoveries	$0	$0	$0	$0	$0	$(234)	$10	$0	$(224)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$746,665	$427,238	$784,994	$1,608,513	$822,932	$1,148,481	$533,509	$160	$6,072,492
Special Mention	0	476	104	0	0	4,048	637	0	5,265
Substandard	0	407	107	0	7,800	11,984	207	0	20,505
Doubtful	0	0	0	0	0	0	0	0	0

Total	$746,665	$428,121	$785,205	$1,608,513	$830,732	$1,164,513	$534,353	$160	$6,098,262

Current-period charge-offs	0	(67)	(205)	(189)	(6)	(532)	0	0	(999)
Current-period recoveries	0	0	0	0	2	701	1	0	704

Current-period net (charge-offs) recoveries	$0	$(67)	$(205)	$(189)	$(4)	$169	$1	$0	$(295)

Construction and Land Development
	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
As of March 31, 2026	2026	2025	2024	2023	2022	Prior			Total
Internal Risk Grade:
Pass	$203,175	$1,030,555	$928,847	$574,827	$388,324	$74,239	$274,583	$0	$3,474,550
Special Mention	0	0	2,827	31,991	0	16,862	0	0	51,680
Substandard	0	1,399	305	4,472	0	9,582	0	0	15,758
Doubtful	0	0	0	0	0	0	0	0	0

Total	$203,175	$1,031,954	$931,979	$611,290	$388,324	$100,683	$274,583	$0	$3,541,988

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	0	0	0	0	0

Current-period net recoveries (charge-offs)	$0	$0	$0	$0	$0	$0	$0	$0	$0

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
As of December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Internal Risk Grade:
Pass	$1,031,215	$992,846	$693,752	$401,811	$65,460	$27,716	$305,750	$0	$3,518,550
Special Mention	0	2,827	30,509	0	4,208	8,281	0	0	45,825
Substandard	541	0	4,468	34	0	1,484	0	0	6,527
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,031,756	$995,673	$728,729	$401,845	$69,668	$37,481	$305,750	$0	$3,570,902

Current-period charge-offs	0	0	(141)	0	(103)	(164)	0	0	(408)
Current-period recoveries	0	0	0	0	0	225	0	0	225

Current-period net (charge-offs) recoveries	$0	$0	$(141)	$0	$(103)	$61	$0	$0	$(183)

Bankcard
	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
As of March 31, 2026	2026	2025	2024	2023	2022	Prior			Total
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,163	$0	$9,163
Special Mention	0	0	0	0	0	0	33	0	33
Substandard	0	0	0	0	0	0	31	0	31
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,227	$0	$9,227

Current-period charge-offs	0	0	0	0	0	0	(61)	0	(61)
Current-period recoveries	0	0	0	0	0	0	5	0	5

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(56)	$0	$(56)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
As of December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,603	$0	$9,603
Special Mention	0	0	0	0	0	0	28	0	28
Substandard	0	0	0	0	0	0	55	0	55
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,686	$0	$9,686

Current-period charge-offs	0	0	0	0	0	0	(320)	0	(320)
Current-period recoveries	0	0	0	0	0	0	55	0	55

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(265)	$0	$(265)

Other Consumer

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
As of March 31, 2026	2026	2025	2024	2023	2022	Prior			Total
Internal Risk Grade:
Pass	$92,354	$315,583	$79,971	$68,877	$133,504	$59,067	$1,937	$0	$751,293
Special Mention	0	976	626	502	4,929	3,126	17	0	10,176
Substandard	0	224	55	88	488	335	0	0	1,190
Doubtful	0	0	0	0	0	0	0	0	0

Total	$92,354	$316,783	$80,652	$69,467	$138,921	$62,528	$1,954	$0	$762,659

Current-period charge-offs	0	(71)	(11)	(63)	(626)	(425)	0	0	(1,196)
Current-period recoveries	0	4	1	5	186	288	0	0	484

Current-period net charge-offs	$0	$(67)	$(10)	$(58)	$(440)	$(137)	$0	$0	$(712)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans
As of December 31, 2025	2025	2024	2023	2022	2021	Prior			Total
Internal Risk Grade:
Pass	$346,057	$90,623	$79,353	$157,220	$57,987	$18,929	$2,104	$0	$752,273
Special Mention	682	446	821	6,741	3,794	1,171	13	0	13,668
Substandard	221	57	88	617	464	101	7	0	1,555
Doubtful	0	0	0	0	0	0	0	0	0

Total	$346,960	$91,126	$80,262	$164,578	$62,245	$20,201	$2,124	$0	$767,496

Current-period charge-offs	(15)	(185)	(507)	(4,547)	(1,698)	(783)	0	0	(7,735)
Current-period recoveries	0	7	78	642	273	429	0	0	1,429

Current-period net charge-offs	$(15)	$(178)	$(429)	$(3,905)	$(1,425)	$(354)	$0	$0	$(6,306)

At March 31, 2026 and December 31, 2025, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $10,390 and $8,857, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At March 31, 2026 and December 31, 2025, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,946 and $1,868, respectively.
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

United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $93,656 and $95,960 at March 31, 2026 and December 31, 2025, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of March 31, 2026 and December 31, 2025:

	Accrued Interest Receivable
	At March 31, 2026	At December 31, 2025
Commercial Real Estate:
Owner-occupied	$6,279	$6,922
Nonowner-occupied	38,858	37,086
Other Commercial	10,338	11,822
Residential Real Estate	21,646	21,643
Construction	14,197	16,046
Consumer:
Bankcard	0	0
Other consumer	2,338	2,441

Total	$93,656	$95,960

The following table represents the accrued interest receivables written off by reversing interest income for the three months ended March 31, 2026 and 2025:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended March 31
	2026	2025
Commercial Real Estate:
Owner-occupied	$0	$27
Nonowner-occupied	4	12
Other Commercial	2	33
Residential Real Estate	120	224
Construction	0	44
Consumer:
Bankcard	0	0
Other consumer	39	76

Total	$165	$416

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
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $37,047 and $35,075 at March 31, 2026 and December 31, 2025, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
United’s allowance for loan and lease losses at March 31, 2026 was relatively flat from December 31, 2025, increasing $2,081 or less than 1% from December 31, 2025.

The first quarter of 2026 qualitative adjustments include analyses of the following:

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

•
The forecast for real GDP improved slightly in the first quarter, from a projection of 2.30% for 2026 as of mid-December
2025 to 2.40% for 2026 as of
mid-March
with a projection of 2.30% for 2027. The unemployment rate forecast remained the same in the first quarter with a projection of 4.40% for 2026 as of mid-December
2025 and
mid-March
2026 with a slightly lower projection of 4.30% for 2027.

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
A progression of the allowance for loan and lease losses, by portfolio segment, for the periods indicated is summarized as follows:

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Three Months Ended March 31, 2026
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard	Other Consumer	Total
	Owner- occupied	Nonowner- occupied
Allowance for Loan and Lease Losses:
Beginning balance	$13,564	$96,716	$61,729	$53,949	$57,967	$889	$12,704	$297,518
Charge-offs	0	(3,864)	(1,434)	(275)	0	(61)	(1,196)	(6,830)
Recoveries	16	1	578	51	0	5	484	1,135
Provision	63	8,892	1,500	(95)	(4,090)	110	1,396	7,776

Ending balance	$13,643	$101,745	$62,373	$53,630	$53,877	$943	$13,388	$299,599

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Year Ended December 31, 2025
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$11,852	$74,522	$65,105	$46,373	$63,621	$891	$9,480	$271,844
Initial allowance for PCD loans (acquired during the period)	795	11,059	872	208	4,584	0	0	17,518
Charge-offs	(228)	(35,798)	(5,424)	(999)	(408)	(320)	(7,735)	(50,912)
Recoveries	318	160	2,309	704	225	55	1,429	5,200
Provision	827	46,773	(1,133)	7,663	(10,055)	263	9,530	53,868

Ending balance	$13,564	$96,716	$61,729	$53,949	$57,967	$889	$12,704	$297,518

6. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	March 31, 2026
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$137,929	($107,500)	$137,929	($107,500)

Goodwill not subject to amortization	$2,018,848		$2,018,848

	December 31, 2025
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$137,929	($105,662)	$137,929	($105,662)

Goodwill not subject to amortization	$2,018,848		$2,018,848

United incurred amortization expense of $1,838 and $2,341 for the quarters ended March 31, 2026 and 2025, respectively.

The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2025:

Year	Amount
2026	$7,351
2027	5,060
2028	4,003
2029	3,518
2030	3,086
2031 and thereafter	9,249
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
The components of lease expense were as follows:

		Three Months Ended
	Classification	March 31, 2026	March 31, 2025
Operating lease cost	Net occupancy expense	$5,086	$4,900
Sublease income	Net occupancy expense	(52)	(50)

Net lease cost		$5,034	$4,850

Supplemental balance sheet information related to leases was as follows:

	Classification	March 31, 2026	December 31, 2025
Operating lease right-of-use assets	Operating lease right-of-use assets	$87,841	$89,312
Operating lease liabilities	Operating lease liabilities	$93,921	$95,392
Other information related to leases was as follows:

March 31, 2026
Weighted-average remaining lease term: Operating leases	7.46 years
Weighted-average discount rate: Operating leases	3.64%

Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,087	$4,872
ROU assets obtained in the exchange for lease liabilities	2,374	3,853
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2025, consists of the following as of March 31, 2026:

Year	Amount
2026	$14,211
2027	18,012
2028	15,732
2029	13,490
2030	11,175
Thereafter	35,817

Total lease payments	108,437
Less: imputed interest	(14,516)

Total	$93,921

8. SHORT-TERM BORROWINGS
At March 31, 2026 and December 31, 2025, short-term borrowings were as follows:

	As of March 31, 2026	As of December 31, 2025
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	166,175	198,573

Total short-term borrowings	$166,175	$198,573

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
United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At March 31, 2026, United had no outstanding balance under this credit.
9. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At March 31, 2026, United had an unused borrowing amount of approximately $9,236,038 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.

At March 31, 2026, a $250,000 FHLB advance with a weighted-average contractual interest rate of 3.82% and a weighted-average effective interest rate of 0.59% is scheduled to mature in 2026. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at March 31, 2026 to manage interest rate risk on its long-term debt.
At March 31, 2026, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At March 31, 2026 and December 31, 2025, the outstanding balance of the Debentures was $282,216 and $281,817, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities. Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $6,796,307 and $6,408,827 of loan commitments outstanding as of March 31, 2026 and December 31, 2025, respectively, approximately 31% of which contractually expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of March 31, 2026 and December 31, 2025, United had $2,761 and $2,762 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $170,105 and $166,885 as of March 31, 2026 and December 31, 2025, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking
Related to its mortgage banking activities, United provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s reserve was immaterial as of March 31, 2026 and December 31, 2025.
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
United holds an interest rate swap derivative with a notional amount of $250,000. The derivatives is designated as a cash flow hedge and is intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. As of March 31, 2026, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $7,922 will be reclassified from AOCI as a decrease to interest expense over the next
12-months
following March 31, 2026 related to the cash flow hedges. As of March 31, 2026, the maximum length of time over which forecasted transactions are hedged is five years.
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
The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $250,000 for asset derivatives as of March 31, 2026. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.
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

The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at March 31, 2026 and December 31, 2025.

	Asset Derivatives
	March 31, 2026			December 31, 2025
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$9,133	$350	Other assets	$9,466	$316

Total Fair Value Hedges		$9,133	$350		$9,466	$316
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$250,000	$0	Other assets	$250,000	$0

Total Cash Flow Hedges		$250,000	$0		$250,000	$0

Total derivatives designated as hedging instruments		$259,133	$350		$259,466	$316

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$0	$0	Other assets	$3,981	$15
TBA mortgage-backed securities	Other assets	59,385	411	Other assets	0	0
Interest rate lock commitments	Other assets	44,019	623	Other assets	23,046	458

Total derivatives not designated as hedging instruments		$103,404	$1,034		$27,027	$473

Total asset derivatives		$362,537	$1,384		$286,493	$789

	Liability Derivatives
	March 31, 2026			December 31, 2025
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
TBA mortgage-backed securities	Other liabilities	$0	$0	Other liabilities	$33,882	$70
Forward loan sales commitments	Other liabilities	2,177	19	Other liabilities	0	0

Total derivatives not designated as hedging instruments		$2,177	$19		$33,882	$70

Total liability derivatives		$2,177	$19		$33,882	$70

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of March 31, 2026 and December 31, 2025.

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	March 31, 2026
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued

Interest rate swaps	Loans, net of unearned income	$9,133	$(363)	$0

Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	December 31, 2025
		Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$9,466	$(331)	$0
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
The effect on net income of United’s derivative financial instruments in its unaudited Consolidated Statements of Income for the three months ended March 31, 2026 and 2025 is presented as follows:

		Three Months Ended
	Income Statement Location	March 31, 2026	March 31, 2025
Derivatives in hedging relationships
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	$2	$(2)
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	2,019	2,452

Total derivatives in hedging relationships		$2,021	$2,450

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(33)	$25
TBA mortgage-backed securities	Income from Mortgage Banking Activities	481	(438)
Interest rate lock commitments	Income from Mortgage Banking Activities	348	335

Total derivatives not designated as hedging instruments		$796	$(78)

Total derivatives		$2,817	$2,372

For the three months ended March 31, 2026 and 2025, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.
12. FAIR VALUE MEASUREMENTS
United determines the fair values of its financial instruments based on the fair value hierarchy established in ASC Topic 820, “Fair Value Measurement,” which also clarifies that fair value of certain assets and liabilities is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.
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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at March 31, 2026, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at March 31, 2026. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.

Loans held for sale
: For residential mortgage loans sold, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For March 31, 2026, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.006% to 0.622% with a weighted average increase of 0.207%.
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
The Company records its interest rate lock commitments and forward loan sales commitments at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Interest rate risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United enters into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. These valuations fall into a Level 2 category. The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For March 31, 2026, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.006% to 0.622% with a weighted average increase of 0.207%.
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

The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of March 31, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at March 31, 2026 Using
Description	Balance as of March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$280,655	$0	$280,655	$0
State and political subdivisions	510,654	0	510,654	0
Residential mortgage-backed securities
Agency	1,556,402	0	1,556,402	0
Non-agency	38,554	0	38,554	0
Commercial mortgage-backed securities
Agency	390,552	0	390,552	0
Asset-backed securities	202,042	0	202,042	0
Single issue trust preferred securities	12,674	0	12,674	0
Other corporate securities	220,539	4,597	215,942	0

Total available for sale securities	3,212,072	4,597	3,207,475	0
Equity securities:
Financial services industry	189	189	0	0
Equity mutual funds (1)	6,766	6,766	0	0
Other equity securities	5,293	5,293	0	0

Total equity securities	12,248	12,248	0	0
Loans held for sale	29,235	0	0	29,235
Derivative financial assets :
Interest rate swap contracts	350	0	350	0
TBA mortgage-backed securities	411	0	0	411
Interest rate lock commitments	623	0	0	623

Total derivative financial assets	1,384	0	350	1,034
Liabilities
Derivative financial liabilities:
Forward loan sales commitments	19	0	0	19

Total derivative financial liabilities	19	0	0	19

		Fair Value at December 31, 2025 Using
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$281,657	$0	$281,657	$0
State and political subdivisions	516,926	0	516,926	0
Residential mortgage-backed securities
Agency	1,358,636	0	1,358,636	0
Non-agency	38,885	0	38,885	0

		Fair Value at December 31, 2025 Using
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgage-backed securities
Agency	395,073	0	395,073	0
Asset-backed securities	223,254	0	223,254	0
Single issue trust preferred securities	12,658	0	12,658	0
Other corporate securities	232,363	4,678	227,685	0

Total available for sale securities	3,059,452	4,678	3,054,774	0
Equity securities:
Financial services industry	25,825	20,421	5,404	0
Equity mutual funds (1)	3,610	3,610	0	0
Fixed income mutual funds	5,325	5,325	0	0

Total equity securities	34,760	29,356	5,404	0
Loans held for sale	31,277	0	0	31,277
Derivative financial assets:
Interest rate swap contracts	316	0	316	0
Forward loan sales commitments	15	0	0	15
Interest rate lock commitments	458	0	0	458

Total derivative financial assets	789	0	316	473
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	70	0	0	70

Total derivative financial liabilities	70	0	0	70

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the three months ended March 31, 2026 and the year ended December 31, 2025.
The following tables present additional information about financial assets and liabilities measured at fair value at March 31, 2026 and December 31, 2025 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

		Derivative Assets			Derivative Liabilities
March 31, 2026	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
Balance, beginning of period	$31,277	$0	$15	$458	$70	$0
Originations	87,053	0	0	0	0	0
Sales	(91,650)	0	0	0	0	0
Transfers other	0	411	(15)	165	(70)	19
Total gains during the period recognized in earnings	2,555	0	0	0	0	0

Balance, end of period	$29,235	$411	$0	$623	$0	$19

		Derivative Assets			Derivative Liabilities
March 31, 2026	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(475)	$411	$0	$623	$0	$19

		Derivative Assets			Derivative Liabilities
December 31, 2025	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
Balance, beginning of period	$44,360	$278	$0	$339	$0	$20
Originations	370,856	0	0	0	0	0
Sales	(393,506)	0	0	0	0	0
Transfers other	0	(278)	15	119	70	(20)
Total gains during the period recognized in earnings	9,567	0	0	0	0	0

Balance, end of period	$31,277	$0	$15	$458	$70	$0

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$48	$0	$15	$458	$70	$0
Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended March 31, 2026	Three Months Ended March 31, 2025
Income from mortgage banking activities	$(475)	$108
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	March 31, 2026			December 31, 2025
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$29,000	$29,235	$235	$30,567	$31,277	$710

No loans held for sale were past due or on nonaccrual status as of March 31, 2026 and December 31, 2025.
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

Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting units as of September 30, 2025. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty, market volatility and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Piedmont in the first quarter of 2025, no other fair value measurement of intangible assets was made during the first three months of 2026 and 2025.
The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description		Fair Value at March 31, 2026
	Balance as of March 31, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Individually assessed loans	$45,875	$0	$44,289	$1,586	$(1,730)
OREO	10,390	0	10,390	0	(37)

Description		Fair Value at December 31, 2025
	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Individually assessed loans	$51,485	$0	$49,870	$1,615	$1,172
OREO	8,857	0	8,857	0	0
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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
March 31, 2026
Cash and cash equivalents	$2,305,034	$2,305,034	$0	$2,305,034	$0
Securities available for sale	3,212,072	3,212,072	4,597	3,207,475	0
Securities held to maturity	1,004	1,020	0	0	1,020
Equity securities	12,248	12,248	12,248	0	0
Other securities	305,244	289,982	0	0	289,982
Loans held for sale	29,235	29,235	0	0	29,235
Net loans	24,563,539	24,570,286	0	0	24,570,286
Derivative financial assets	1,384	1,384	0	350	1,034
Deposits	27,120,883	27,086,282	0	27,086,282	0
Short-term borrowings	166,175	166,175	0	166,175	0
Long-term borrowings	532,216	530,427	0	530,427	0
Derivative financial liabilities	19	19	0	0	19

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
December 31, 2025
Cash and cash equivalents	$2,542,250	$2,542,250	$0	$2,542,250	$0
Securities available for sale	3,059,452	3,059,452	4,678	3,054,774	0
Securities held to maturity	1,004	1,020	0	0	1,020
Equity securities	34,760	34,760	29,356	5,404	0
Other securities	305,184	289,925	0	0	289,925
Loans held for sale	31,277	31,277	0	0	31,277
Net loans	24,411,604	24,432,980	0	0	24,432,980
Derivative financial assets	789	789	0	316	473
Deposits	27,060,939	27,031,873	0	27,031,873	0
Short-term borrowings	198,573	198,573	0	198,573	0
Long-term borrowings	531,817	524,281	0	524,281	0
Derivative financial liabilities	70	70	0	70	0
13. STOCK BASED COMPENSATION
On May 14, 2025, United’s shareholders approved the 2025 Equity Incentive Plan (“2025 EIP”), becoming effective on that date. The 2025 EIP replaced United’s 2020 Long-Term Incentive Plan (“2020 LTI Plan”). An award granted under the 2025 EIP may consist of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units, performance based stock awards, dividend equivalent rights and other equity-based or equity-related awards. These awards all relate to the common stock of United. The maximum number of shares of United common stock which may be issued under the 2025 EIP is 3,000,000. The 2025 EIP will be administered by the Compensation and Human Capital Committee of the Board (the “Committee”). Awards are subject to a minimum vesting schedule of at least twelve months following the date of grant of such award, subject to accelerated vesting on certain events, including a change in control, and 5% of the shares available for grant under the 2025 EIP may be granted with a shorter minimum vesting period. Awards under the 2025 EIP will be subject to the terms of the Company’s Compensation Recoupment Policy and any other clawback or recapture policy that the Company may adopt from time to time and, in accordance with such policy, may be subject to the requirement that the awards be repaid to the Company after they have been distributed to the grantee. A Form
S-8
was filed on May 30, 2025 with the Securities and Exchange Commission to register all the shares available for issuance under the 2025 EIP Plan.
During the first three months of 2026, a total of 155,135 shares of restricted stock and 226,556 of restricted stock units were granted under the 2025 EIP. No stock options were granted under the 2025 EIP during the first three months of 2026. Compensation expense of $3,214 and $2,875 related to the all share-based grants and awards under United’s Long-Term Incentive Plans was incurred for the first quarter of 2026 and 2025, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
Stock Options
During the first quarter of 2026, no stock option awards were granted under the 2025 EIP. United does have options outstanding from various plans (the “Prior Plans”) under which stock options were granted; however, no shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms. The maximum term for options granted under the Prior Plans is ten (10) years.

A summary of activity under United’s stock option plans as of March 31, 2026, and the changes during the first three months of 2026 are presented below:

			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2026	909,516			$36.78
Exercised	(70,904)			30.05
Forfeited or expired	(6,351)			36.43

Outstanding at March 31, 2026	832,261	$4,262	2.4	$37.35

Exercisable at March 31, 2026	832,261	$4,262	2.4	$37.35

During the three months ended March 31, 2026 and 2025, 70,904 and 9,816 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the three months ended March 31, 2026 and 2025 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the three months ended March 31, 2026 and 2025 was $930 and $55, respectively.
As of March 31, 2026, there was no unrecognized compensation cost related to nonvested stock option awards.
Restricted Stock
During the first quarter of 2026, restricted stock awards totaling 155,135 shares were granted under the 2025 EIP. Under the 2025 EIP, recipients of restricted stock will have the right to vote all shares subject to such grant, whether or not the shares have vested, but any dividends paid upon any restricted stock will be retained by the Company during the period of restriction, and will be paid to the relevant grantee (without interest) when the restricted stock vests and will revert back to the Company if for any reason the restricted stock upon which such dividends were paid is forfeited by the grantee prior to vesting. United also has unvested restricted stock awards granted to key employees and non-employee
directors of the Company under the 2020 LTI Plan. Shares of restricted stock granted under the 2020 LTI Plan to participants were scheduled to vest no sooner than 1/3 per year over the first three
anniversaries of the award. Recipients of shares of restricted stock under the 2020 LTI Plan did not pay any consideration to United for the shares, had the right to vote all shares subject to such grant and received all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of March 31, 2026, the total unrecognized compensation cost related to nonvested restricted stock awards was $12,441 with a weighted-average expense recognition period of 1.6 years.
The following summarizes the changes to United’s nonvested restricted common shares for the period ended March 31, 2026:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2026	325,427	$36.52
Granted	155,135	44.07
Vested	(154,322)	37.09
Forfeited	(2,236)	37.32

Nonvested at March 31, 2026	324,004	$39.86

Restricted Stock Units
During the first quarter of 2026, restricted stock units (“RSUs”) totaling 226,556 were granted to key employees of the Company under the 2025 EIP. These RSUs awarded help align the interests of these employees with the interests of the shareholders of United by providing economic value directly related to the performance of the Company. United also has unvested RSUs granted under the 2020 LTI Plan. RSUs granted under these two plans are time-vested RSUs, performance-vested RSUs, or a combination of both. Currently, time-vested RSUs vest ratably over three years from the date of grant. Performance-vested RSUs cliff-vest after assessment of the Company’s performance over a period of three years. The number of performance-vested RSUs outstanding as of March 31, 2026 that will vest in the future is determined by two metrics measured relative to peers: Return on Average Tangible Common Equity (“ROATCE”) and Total Shareholder Return (“TSR”). Based on ASC Topic 718, “Compensation – Stock Compensation,” the ROATCE comparison is considered a performance condition while the TSR comparison is considered a market condition. There will be no payout of the performance-vested awards if the threshold performance is not achieved. United communicates the specific threshold, target, and maximum performance-vested RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividend equivalents are accrued but not paid in respect to the awards until the RSUs vest. The holder does not have the right to vote the shares until shares of common stock are delivered in respect of vested RSUs. The value of the time-vested RSUs and the performance-vested, based on the performance condition, RSUs awarded is established as the fair market value of the stock at the time of the grant. The value of the performance-vested, based on the market condition, RSUs awarded is estimated through the use of a Monte Carlo valuation model as of the grant date. The Company recognizes expense on the RSUs in accordance with ASC Topic 718.
The following table summarizes the changes to United’s nonvested RSUs during the first three months of 2026:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2026	595,485	$35.28
Granted	226,556	47.83
Vested	(157,695)	38.24
Forfeited or expired	(28,880)	39.89

Nonvested at March 31, 2026	635,466	$38.81

As of March 31, 2026, the total unrecognized compensation cost related to nonvested restricted stock units was $18,378 with a weighted-average expense recognition period of 1.8 years.
14. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first quarter of 2026 and 2025.
Included in accumulated other comprehensive income at December 31, 2025 are unrecognized actuarial losses of $10,725 that have not yet been recognized in net periodic pension cost.
Net periodic pension costs, except for service cost, are recognized in employee benefits on the consolidated statements of income. Service cost is recognized in employee compensation.

Net periodic pension cost for the three months ended March 31, 2026 and 2025 included the following components:

	Three Months Ended March 31
	2026	2025
Service cost	$332	$344
Interest cost	1,744	1,815
Expected return on plan assets	(2,866)	(2,721)
Recognized net actuarial loss	0	0

Net periodic pension (benefit) cost	$(790)	$(562)

Weighted-Average Assumptions:
Discount Rate	5.66%	5.76%
Expected return on assets	6.00%	6.15%
Rate of Compensation Increase (prior to age 40)	6.00%	6.00%
Rate of Compensation Increase (ages 40-49)	5.50%	5.50%
Rate of Compensation Increase (ages 50-54)	5.00%	5.00%
Rate of Compensation Increase (ages 55-64)	4.00%	4.00%
Rate of Compensation Increase (otherwise)	3.00%	3.00%
15. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of March 31, 2026, no interest was accrued related to uncertain tax positions as compared to $677 as of March 31, 2025. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2022, 2023 and 2024 and certain State Taxing authorities for the years ended December 31, 2022 through 2024.
United’s effective tax rate was 20.38% for the first quarter of 2026 and 21.16% for the first quarter of 2025.
16. COMPREHENSIVE INCOME
The components of total comprehensive income for the three months ended March 31, 2026 and 2025 are as follows:

	Three Months Ended
	March 31
	2026	2025
Net Income	$124,200	$84,306
Available for sale (“AFS”) securities:
Change in net unrealized (loss) gain on AFS securities arising during the period	(13,209)	43,583
Related income tax effect	3,157	(10,416)
Net reclassification adjustment for losses (gains) included in net income	0	0
Related income tax effect	0	0

Net effect of AFS securities on other comprehensive income	(10,052)	33,167
Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge before reclassification to interest expense	1,840	(3,162)
Related income tax effect	(440)	756
Net reclassification adjustment for gains included in net income	(2,019)	(2,452)
Related income tax effect	483	586

Net effect of cash flow hedge derivatives on other comprehensive income	(136)	(4,272)

Total change in other comprehensive (loss) income, net of tax	(10,188)	28,895

Total Comprehensive Income	$114,012	$113,201

The components of accumulated other comprehensive income for the three months ended March 31, 2026 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a) For the Three Months Ended March 31, 2026
	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2026	$(158,498)	$23,769	$(4,198)	$(138,927)
Other comprehensive (loss) income before reclassification	(10,052)	1,400	0	(8,652)
Amounts reclassified from accumulated other comprehensive income	0	(1,536)	0	(1,536)

Net current-period other comprehensive (loss) income, net of tax	(10,052)	(136)	0	(10,188)

Balance at March 31, 2026	$(168,550)	$23,633	$(4,198)	$(149,115)

(a)	All amounts are net-of-tax. United has adopted the portfolio approach for purposes of releasing residual tax effects within AOCI.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Three Months Ended March 31, 2026
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Cash flow hedge:
Net reclassification adjustment for gains included in net income	$(2,019)	Interest expense

	(2,019)	Total before tax

Related income tax effect	483	Tax expense

	(1,536)	Net of tax

Total reclassifications for the period	$(1,536)

17. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows
:

	Three Months Ended
	March 31
	2026	2025
Distributed earnings allocated to common stock	$53,484	$53,510
Undistributed earnings allocated to common stock	70,527	30,613

Net earnings allocated to common shareholders	$124,011	$84,123

Average common shares outstanding	139,566,209	142,330,694
Common stock equivalents	525,987	367,424

Average diluted shares outstanding	140,092,196	142,698,118

Earnings per basic common share	$0.89	$0.59
Earnings per diluted common share	$0.89	$0.59
Antidilutive stock options and restricted stock outstanding of 607,649 for the three months ended March 31, 2026 were excluded from the earnings per diluted common share calculation as compared to 567,715 for the three months ended March 31, 2025.
18. VARIABLE INTEREST ENTITIES
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
As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. United’s wholly owned and indirect wholly owned statutory trust subsidiaries are VIEs for which United is not the primary beneficiary. Accordingly, its accounts are not included in United’s consolidated financial statements. At March 31, 2026 and December 31, 2025, United’s investment (maximum exposure to loss) in these trusts were $12,775 and $12,686, respectively.

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
United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. These partnerships are not consolidated as United is not deemed to be the primary beneficiary. At March 31, 2026 and December 31, 2025, United’s investment (maximum exposure to loss) in these low income housing and community development partnerships were $130,924 and $129,861, respectively, while related unfunded commitments were $96,038 and $103,184 respectively. The total amount of these unfunded commitments in low income housing, community development and other partnerships at March 31, 2026 and December 31, 2025 includes $5,000 to a related interest of a director of the Company. As of March 31, 2026, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.
19. SEGMENT INFORMATION
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
Information about the community banking segment for the three months ended March 31, 2026 and 2025 is as follows:

	For the Three Months Ended March 31
	2026	2025
Total Assets	$33,705,380	$32,788,494

Net interest income	$282,515	$260,055
Provision for credit losses	7,776	29,103
Other income	34,063	29,554
Other expense
Employee compensation	63,493	60,866
Employee benefits	15,980	13,291
Net occupancy expense	13,013	12,601
OREO expense	475	22
Net gains on the sales of OREO properties	0	(11)
Equipment expense	8,740	8,582
Data processing expense	7,001	8,455
Bankcard processing expense	623	600
FDIC insurance expense	4,476	4,728
Other segment expense (a)	39,013	44,439

Total other expense	152,814	153,573

Income before income taxes	155,988	106,933
Income taxes	31,788	22,627

Segment net income	124,200	84,306
Reconciliation of profit or loss
Adjustments and reconciling items	0	0

Consolidated net income	$124,200	$84,306

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

United desires to provide its shareholders with sound information about past performance and future trends. Consequently, any forward-looking statements contained in this report, in a report incorporated by reference to this report, or made by management of United in this report, in any other reports and filings, in press releases and in oral statements, involve numerous assumptions, risks and uncertainties. Forward-looking statements can be identified by the use of the words “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe,” “anticipate,” and other words of similar meaning. Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. United cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.” The following factors, among others, could cause the actual results of United’s operations to differ materially from its expectations: (1) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve and the trade and tariff policies; (2) general competitive, economic, political and market conditions and other factors that may affect future results of United, including changes in asset quality and credit risk; the economic impact of oil and gas prices; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; the impact, extent and timing of technological changes; capital management activities; and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms; (3) deposit attrition, client loss or revenue loss following completed mergers or acquisitions that may be greater than anticipated; (4) regulatory change risk resulting from new laws, rules, regulations, or accounting principles, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and the possibility of changes in accounting standards, policies, principles and practices; (5) the cost and effects of cyber incidents or other failures, interruptions, or security breaches of United’s systems and those of our customers or third-party providers; (6) competitive pressures on product pricing and services; (7) success, impact, and timing of United’s business strategies, including market acceptance of any new products or services; (8) volatility and disruptions in global capital and credit markets; (10) operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisitions; (10) catastrophic events such as hurricanes, tornados, earthquakes, floods or other natural or human disasters, including public health crises and infectious disease outbreaks, as well as any government actions in response to such events; (11) geopolitical risk from terrorist activities and armed conflicts that may result in economic and supply disruptions, and loss of market and consumer confidence; (12) the risks of fluctuations in market prices for United common stock that may or may not reflect economic condition or performance of United; (13) the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations; and any other risks described in the “Risk Factors” sections of this and other reports filed by United with the Securities and Exchange Commission.

United undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after March 31, 2026, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and accompanying notes thereto, which are included elsewhere in this document.

ACQUISITION

On January 10, 2025, United consummated its acquisition of Atlanta-based Piedmont Bancorp, Inc. (“Piedmont”). At the acquisition date, Piedmont had total assets of approximately $2.4 billion, total loans of approximately $2.1 billion, total liabilities of approximately $2.2 billion, total deposits of approximately $2.1 billion, and total shareholders’ equity of approximately $202 million. As a result of the Piedmont acquisition, the first quarter of 2025 included $30.0 million of pre-tax merger-related noninterest expenses and merger-related provision for credit losses.

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

Average tangible common equity is calculated as GAAP total shareholders’ equity minus total intangible assets. Tangible common equity can thus be considered a more conservative valuation of the company. When considering net income, a return on average tangible common equity can be calculated. Management provides a return on average equity to facilitate the understanding of as well as to assess the quality and composition of United’s capital structure. This measure, along with others, is used by management to analyze capital adequacy and performance.

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

United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of March 31, 2026 were unchanged from the policies disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2025 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION

United’s total assets as of March 31, 2026 were $33.71 billion, remaining steady from December 31, 2025. Investment securities increased $130.17 million or 3.83%, portfolio loans increased $154.02 million or less than 1% and bank-owned life insurance policies increased $4.18 million or less than 1%. Partially offsetting these increases in assets, cash and cash equivalents decreased $237.22 million or 9.33%, operating lease right-of-use assets decreased $1.47 million or 1.65%, and loans held for sale decreased $2.04 million or 6.53%. Total liabilities remained flat, increasing $52.96 million or less than 1% from year-end 2025. This increase in total liabilities was due mainly to an increase of $59.94 million or less than 1% in deposits, an increase of $24.51 million or 10.11% in accrued and other liabilities, and an increase of $1.97 million or 5.62% in the allowance for lending-related commitments. Partially offsetting these increases in liabilities was a $32.40 million or 16.32% decrease in securities sold under agreements to repurchase. Shareholders’ equity was relatively flat from year-end 2025, decreasing $7.86 million or less than 1%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at March 31, 2026 decreased $237.22 million or 9.33% from year-end 2025. In particular, interest-bearing deposits with other banks decreased $258.67 million or 11.28%, as United placed less cash in an interest-bearing account with the Federal Reserve, while cash and due from banks increased $21.42 million or 8.65%. Federal funds sold increased $25 thousand or 1.84%. During the first three months of 2026, net cash of $160.86 million was provided by operating activities while net cash of $304.11 million and $93.96 million were used in investing and financing activities. See the unaudited Consolidated Statements of Cash Flows (unaudited) for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first three months of 2026 and 2025.

Securities

Total investment securities at March 31, 2026 increased $130.17 million or 3.83%. Securities available for sale increased $152.62 million or 4.99%. This change in securities available for sale reflects $350.41 million in sales, maturities and calls of securities, $514.59 million in purchases, and a decrease of $13.21 million in market value. Equity securities were $12.25 million at March 31, 2026, a decrease of $22.51 million or 64.76% due mainly to the sale of equity securities totaling $26.65 million partially offset by the purchase of $4.16 million in equity securities during the first quarter of 2026. Other investment securities were flat, increasing $60 thousand or less than 1% from year-end 2025.

The following table summarizes the changes in the available for sale securities since year-end 2025:

(Dollars in thousands)	March 31 2026	December 31 2025	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$280,655	$281,657	$(1,002)	(0.36%)
State and political subdivisions	510,654	516,926	(6,272)	(1.21%)
Mortgage-backed securities	1,985,508	1,792,594	192,914	10.76%
Asset-backed securities	202,042	223,254	(21,212)	(9.50%)
Single issue trust preferred securities	12,674	12,658	16	0.13%
Other corporate securities	220,539	232,363	(11,824)	(5.09%)

Total available for sale securities, at fair value	$3,212,072	$3,059,452	$152,620	4.99%

The following table summarizes the changes in the held to maturity securities since year-end 2025:

(Dollars in thousands)	March 31 2026		December 31 2025		$ Change	% Change
State and political subdivisions	$984	(1)	$984	(1)	$0	0.00%
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,004		$1,004		$0	0.00%

(1)	net of allowance for credit losses of $16 thousand.

At March 31, 2026, gross unrealized losses on available for sale securities were $226.45 million. Securities with the most significant gross unrealized losses at March 31, 2026 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and corporate securities.

As of March 31, 2026, United’s available for sale mortgage-backed securities had an amortized cost of $2.13 billion, with an estimated fair value of $1.99 billion. The portfolio consisted primarily of $1.67 billion in agency residential mortgage-backed securities with a fair value of $1.56 billion, $42.30 million in non-agency residential mortgage-backed securities with an estimated fair value of $38.55 million, and $413.08 million in commercial agency mortgage-backed securities with an estimated fair value of $390.55 million.

As of March 31, 2026, United’s available for sale state and political subdivisions securities had an amortized cost of $569.15 million, with an estimated fair value of $510.65 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of March 31, 2026.

As of March 31, 2026, United’s available for sale corporate securities had an amortized cost of $450.24 million, with an estimated fair value of $435.26 million. The portfolio consisted of $13.32 million in single issue trust preferred securities with an estimated fair value of $12.67 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $204.17 million and a fair value of $202.04 million and other corporate securities, with an amortized cost of $232.75 million and a fair value of $220.54 million.

United’s available for sale single issue trust preferred securities had a fair value of $12.67 million as of March 31, 2026. Of the $12.67 million, $7.42 million or 58.55% were investment grade rated and $5.25 million or 41.45% were unrated. The two largest exposures accounted for 100% of the $12.67 million. These included Truist Bank at $7.42 million and Emigrant Bank at $5.25 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.

During the first quarter of 2026, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of March 31, 2026 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of March 31, 2026, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale were $29.24 million at March 31, 2026, a decrease of $2.04 million or 6.53% from year-end 2025. Loan sales in the secondary market exceeded originations during the first three months of 2026. Loan originations for the first three months of 2026 were $87.05 million while loans sales were $89.10 million.

Portfolio Loans

Loans, net of unearned income, increased $154.02 million or less than 1% from year-end 2025. Since year-end 2025, commercial, financial and agricultural loans increased $171.54 million or 1.20% as a result of a $197.45 million or 1.88% increase in commercial real estate loans, which was partially offset by a $25.91 million or less than 1% decrease in commercial loans (not secured by real estate). Residential real estate loans increased $16.79 million while construction and land development loans decreased $28.91 million and consumer loans decreased $5.30 million.

The following table summarizes the changes in the major loan classes since year-end 2025:

(Dollars in thousands)	March 31 2026	December 31 2025	$ Change	% Change
Loans held for sale	$29,235	$31,277	$(2,042)	(6.53%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$2,140,233	$2,145,921	$(5,688)	(0.27%)
Nonowner-occupied commercial real estate	8,546,654	8,343,520	203,134	2.43%
Other commercial loans	3,758,923	3,784,833	(25,910)	(0.68%)

Total commercial, financial, and agricultural	$14,445,810	$14,274,274	$171,536	1.20%
Residential real estate	6,115,055	6,098,262	16,793	0.28%
Construction & land development	3,541,988	3,570,902	(28,914)	(0.81%)
Consumer:
Bankcard	9,227	9,686	(459)	(4.74%)
Other consumer	762,659	767,496	(4,837)	(0.63%)

Total gross loans	$24,874,739	$24,720,620	$154,119	0.62%
Less: Unearned income	(11,601)	(11,498)	(103)	0.90%

Total Loans, net of unearned income	$24,863,138	$24,709,122	$154,016	0.62%

For a further discussion of loans see Note 3 to the unaudited Notes to Consolidated Financial Statements.

Bank-Owned Life Insurance

The balance of bank-owned life insurance increased $4.18 million due to an increase in the cash surrender value of underlying policies.

Other Assets

Other assets remained relatively flat from year-end 2025, decreasing $999 thousand or less than 1% from year-end 2025 as prepaid assets decreased $5.06 million, income taxes receivable decreased $2.01 million due to timing differences and core deposit intangibles decreased $1.84 million due to amortization. Partially offsetting these decreases were increases in deferred tax assets of $4.41 million due mainly to the decrease in the fair value of available for sale securities, OREO of $1.53 million and accounts receivable of $1.79 million.

Deposits

Deposits represent United’s primary source of funding. Total deposits at March 31, 2026 increased $59.94 million or less than 1% from year-end 2025. In terms of composition, noninterest-bearing deposits decreased $163.71 million or 2.49% while interest-bearing deposits increased $223.66 million or 1.09% from December 31, 2025.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $163.71 million decrease in noninterest-bearing deposits was due to a $156.81 million decrease in official checks and a $30.41 million decrease in commercial noninterest-bearing deposits. Partially offsetting these decreases was a $38.43 million increase in personal noninterest-bearing deposits and a $5.73 million increase in public funds noninterest-bearing deposits.

Interest-bearing deposits consist of interest-bearing transactions, regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing transaction accounts decreased $39.74 million since year-end 2025 as the result of a $59.80 million decrease in public funds interest-bearing transaction accounts, partially offset by a $16.53 million increase in commercial interest-bearing transaction accounts. Regular savings accounts increased $20.89 million mainly as a result of a $27.94 million increase in personal savings accounts. Interest-bearing MMDAs increased $198.35 million. In particular, personal MMDAs increased $64.96 million while commercial MMDAs and public funds MMDAs increased $114.40 million and $18.99 million, respectively.

Time deposits under $100,000 increased $5.73 million or less than 1% from year-end 2025. This increase in time deposits under $100,000 was the result of a $26.26 million increase in fixed rate Certificates of Deposits (“CDs”) under $100,000 and a $1.77 million increase in Certificate of Deposit Account Registry Service (“CDARS”) under $100,000, partially offset by a $23.49 million decrease in variable rate CDs.

Since year-end 2025, time deposits over $100,000 increased $38.44 million or 1.14% as fixed rate CDs increased $56.84 million. Partially offsetting this increase was a $14.47 million decrease in variable rate CDs and a $5.47 million decrease in CDARS over $100,000.

The table below summarizes the changes by deposit category since year-end 2025:

(Dollars in thousands)	March 31 2026	December 31 2025	$ Change	% Change
Demand deposits	$6,409,918	$6,573,630	$(163,712)	(2.49%)
Interest-bearing checking	6,618,028	6,657,771	(39,743)	(0.60%)
Regular savings	1,286,219	1,265,334	20,885	1.65%
Money market accounts	8,034,146	7,835,796	198,350	2.53%
Time deposits under $100,000	1,369,607	1,363,881	5,726	0.42%
Time deposits over $100,000 (1)	3,402,965	3,364,527	38,438	1.14%

Total deposits	$27,120,883	$27,060,939	$59,944	0.22%

(1)	Includes time deposits of $250,000 or more of $1,760,815 and $1,724,739 at March 31, 2026 and December 31,

2025, respectively.

Borrowings

Total borrowings at March 31, 2026 decreased $32.00 million or 4.38% since year-end 2025. During the first three months of 2026, short-term borrowings decreased $32.40 million or 16.32% due to a decrease in securities sold under agreements to repurchase. Long-term borrowings remained flat, increasing $399 thousand or less than 1% from year-end 2025.

The table below summarizes the change in the borrowing categories since year-end 2025:

(Dollars in thousands)	March 31 2026	December 31 2025	$ Change	% Change
Short-term securities sold under agreements to repurchase	$166,175	$198,573	$(32,398)	(16.32%)
Long-term FHLB advances	250,000	250,000	0	0.00%
Issuances of trust preferred capital securities	282,216	281,817	399	0.14%

Total borrowings	$698,391	$730,390	$(31,999)	(4.38%)

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at March 31, 2026 increased $24.51 million or 10.11% from year-end 2025. In particular, income taxes payable increased $30.80 million due to timing differences, business franchise taxes increased $3.03 million, and accrued loan expenses increased $10.43 million. Partially offsetting these increases was a decrease of $16.69 million in incentives payable due to payments.

Shareholders’ Equity

Shareholders’ equity at March 31, 2026 was $5.49 billion, which was a decrease of $7.86 million or less than 1% from year-end 2025.

Retained earnings increased $71.03 million or 3.27% from year-end 2025. Earnings net of dividends for the first three months of 2026 were $71.03 million.

Accumulated other comprehensive income decreased $10.19 million or 7.33% from year-end 2025 due mainly to a decrease of $10.05 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. The fair value of cash flow hedges, net of deferred income taxes, decreased $136 thousand.

Treasury stock increased $70.91 million or 18.59%. During the first quarter of 2026, United repurchased 1,739,501 shares on the open market under a repurchase plan approved by United’s Board of Directors at a cost of $69.43 million or an average share price of $39.92.

RESULTS OF OPERATIONS

Overview

The following table sets forth certain consolidated income statement information of United:

	Three Months Ended
(Dollars in thousands)	March 2026	March 2025	December 2025
Income Statement Summary:
Interest income	$415,929	$403,647	$430,053
Interest expense	133,414	143,592	142,596

Net interest income	282,515	260,055	287,457
Provision for credit losses	7,776	29,103	6,779
Other income	34,063	29,554	30,936
Other expense	152,814	153,573	151,718

Income before income taxes	155,988	106,933	159,896
Income taxes	31,788	22,627	31,068

Net income	$124,200	$84,306	$128,828

Net income for the first quarter of 2026 was $124.20 million as compared to earnings of $84.31 million for the first quarter of 2025. Diluted earnings per share were $0.89 for the first quarter of 2026 and $0.59 for the first quarter of 2025. On a linked-quarter basis, net income for the fourth quarter of 2025 was $128.83 million or $0.91 per diluted share.

As previously mentioned, United completed its acquisition of Piedmont on January 10, 2025. The financial results of Piedmont are included in United’s results from the acquisition date. As a result of the acquisition, United recorded acquisition-related costs for the Piedmont merger of $30.04 million, including a provision for credit losses of $18.73 million for purchased non-PCD loans for the first quarter of 2025.

United’s annualized return on average assets for the first three months of 2026 was 1.49% and return on average shareholders’ equity was 9.08% as compared to 1.06% and 6.47%, respectively, for the first three months of 2025. On a linked-quarter basis, United’s annualized return on average assets for the fourth quarter of 2025 was 1.52% and return on average shareholders’ equity was 9.31%. For the first three months of 2026, United’s annualized return on average tangible common equity, a non-GAAP measure, was 14.40%, as compared to 10.61% for the first three months of 2025. On a linked-quarter basis, United’s annualized return on average tangible common equity was 14.86% for the fourth quarter of 2025.

	Three Months Ended
	March 31, 2026	March 31, 2025	December 31, 2025
Return on Average Tangible Common Equity:
(a) Net Income (GAAP)	$124,200	$84,306	$128,828
(b) Number of Days	90	90	92
Average Total Shareholders’ Equity (GAAP)	$5,549,114	$5,283,542	$5,492,008
Less: Average Total Intangibles	(2,050,468)	(2,060,975)	(2,052,648)

(c) Average Tangible Common Equity (non-GAAP)	$3,498,646	$3,222,567	$3,439,360
Return on Average Tangible Common Equity (non-GAAP) [(a) / (b)] x 365 / (c)]	14.40%	10.61%	14.86%

Net interest income for the first quarter of 2026 increased $22.46 million, or 8.64% from the first quarter of 2025. The increase of $22.46 million in net interest income occurred because total interest income increased $12.28 million while total interest expense decreased $10.18 million from the first quarter of 2025. Net interest income for the first quarter of 2026 decreased $4.94 million, or 1.72%, from the fourth quarter of 2025. The decrease of $4.94 million in net interest income occurred because total interest income decreased $14.12 million while total interest expense decreased $9.18 million from the fourth quarter of 2025.

The provision for credit losses was $7.78 million for the first quarter of 2026 as compared to $29.10 million for the first quarter of 2025. This decrease in the provision for credit losses was mainly due to the previously mentioned $18.73 million of provision recorded on purchased non-PCD loans from Piedmont during the first quarter of 2025. The provision for credit losses was $6.78 million for the fourth quarter of 2025.

For the first quarter of 2026, noninterest income increased $4.51 million or 15.26% and $3.13 million or 10.11% from the first quarter and fourth quarter of 2025, respectively. These increases were primarily due to increased fees from brokerage services and net gains on the sale of equity securities in the first quarter of 2026.

Noninterest expense for the first quarter of 2026 was flat, decreasing $759 thousand or less than 1% from the first quarter of 2025. The decrease was due mainly to merger-related expenses from the Piedmont acquisition incurred in the first quarter of 2025 being mostly offset by increases in employee compensation and employee benefits expenses during the first quarter of 2026. Noninterest expense for the first quarter of 2026 was also flat from the fourth quarter of 2025, increasing $1.10 million or less than 1% from the fourth quarter of 2025. The increase was primarily due to an increase in employee benefits expense mostly offset by decreases in data processing expense and the amortization of investment tax credits within other expense.

Income taxes increased $9.16 million or 40.49% for the first three months of 2026 as compared to the first three months of 2025 primarily due to higher earnings partially offset by a lower effective tax rate. On a linked-quarter basis, income taxes increased $720 thousand or 2.32% for the first quarter of 2026 as compared to the fourth quarter of 2025 due mainly to a higher effective tax rate partially offset by lower earnings. The effective tax rate was 20.38% and 21.16% for the first quarter of 2026 and 2025, respectively. The effective tax rate was 19.43% for the fourth quarter of 2025.

The following discussion explains in more detail the consolidated results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2026 and 2025, are presented below.

Net interest income for the first quarter of 2026 was $282.52 million, which was an increase of $22.46 million or 8.64% from the first quarter of 2025. The $22.46 million increase in net interest income occurred because total interest income increased $12.28 million while total interest expense decreased $10.18 million from the first quarter of 2025. On a linked-quarter basis, net interest income for the first quarter of 2026 decreased $4.94 million, or 1.72%, from the fourth quarter of 2025. The $4.94 million decrease in net interest income occurred because total interest income decreased $14.12 million while total interest expense decreased $9.18 million from the fourth quarter of 2025.

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

Tax-equivalent net interest income for the first quarter of 2026 was $283.30 million, an increase of $22.46 million or 8.61% from the first quarter of 2025. This increase in tax-equivalent net interest income was primarily due to an increase in average earning assets, mainly net loans, and a lower average cost of interest-bearing funds, mainly deposits. These increases to tax-equivalent net interest income were partially offset by an increase in average interest-bearing funds, mainly deposits, and a lower yield on average earning assets, mainly short-term investments. Average earning assets for the first quarter of 2026 increased $1.54 billion or 5.39% from the first quarter of 2025. The increase in average earning assets was due mainly to a $1.38 billion or 5.97% increase in average net loans as well as increases of $107.72 million or 5.05% and $48.75 million or 1.50% in average short-term investments and average investment securities, respectively. Average interest-bearing funds for the first quarter of 2026 increased $1.24 billion or 6.17% from the first quarter of 2025. In particular, average interest-bearing deposits increased $1.25 billion or 6.44% while average short-term borrowings increased $15.35 million or 9.19% and average long-term borrowings decreased $22.64 million or 4.08% from the first quarter of 2025. The average cost of funds for the first quarter of 2026 decreased 36 basis points due primarily to a decrease in interest rates from the first quarter of 2025. Most notably, the cost of average interest-bearing deposits decreased 36 basis points and the cost of average short-term and long-term borrowings decreased 32 basis points and 28 basis points, respectively, from the first quarter of 2025. The average yield on earning assets for the first quarter of 2026 decreased 13 basis points from the first quarter of 2025. In particular, the yield on average short-term investments decreased 76 basis points while the yield on average net loans and average investment securities declined 8 basis points and 15 basis points, respectively. For the first quarter of 2026, interest income and tax-equivalent net interest income included $7.47 million of acquired loan accretion income as compared to $5.99 million for the first quarter of 2025. The net interest margin of 3.80% for the first quarter of 2026 was an increase of 11 basis points from the net interest margin of 3.69% for the first quarter of 2025.

On a linked-quarter basis, tax-equivalent net interest income decreased $4.96 million or 1.72% from the fourth quarter of 2025. The net interest margin was 3.80% and 3.83% for first quarter of 2026 and the fourth quarter of 2025, respectively. The interest rate spread for the first quarter of 2026 increased 2 basis points to 3.06% from the fourth quarter of 2025 due to a 14 basis point decrease in the average cost of funds partially offset by a 12 basis point decrease in the yield on average earning assets. The decrease in the average cost of funds was primarily due to a 14 basis point decrease in the average rate paid on deposits. The decrease in the yield on average earning assets was primarily due to an 11 basis point decrease in the yield on average net loans, a 26 basis point decrease in the yield on average short-term investments and lower acquired loan accretion income. Acquired loan accretion income for the first quarter of 2026 decreased $988 thousand or 11.68% from the fourth quarter of 2025.

United’s tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to tax-equivalent net interest income for the three months ended March 31, 2026, March 31, 2025 and December 31, 2025:

	Three Months Ended
(Dollars in thousands)	March 31 2026	March 31 2025	December 31 2025
Loan accretion	$7,471	$5,989	$8,459
Certificates of deposit	8	247	31
Long-term borrowings	(399)	(202)	(398)

Total	$7,080	$6,034	$8,092

The following tables reconcile the difference between net interest income and tax-equivalent net interest income for the three months ended March 31, 2026, March 31, 2025 and December 31, 2025.

	Three Months Ended
(Dollars in thousands)	March 31 2026	March 31 2025	December 31 2025
Net interest income, GAAP basis	$282,515	$260,055	$287,457
Tax-equivalent adjustment (1)	780	782	796

Tax-equivalent net interest income	$283,295	$260,837	$288,253

(1)

The tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months ended March 31, 2026 and 2025 and December 31, 2025. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended March 31, 2026 and 2025, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended March 31, 2026 and 2025. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended March 31, 2026			Three Months Ended March 31, 2025
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$2,238,873	$20,710	3.75%	$2,131,157	$23,726	4.51%
Investment Securities:
Taxable	3,089,971	26,082	3.38%	3,048,058	26,911	3.53%
Tax-exempt	204,728	1,502	2.94%	197,891	1,486	3.00%

Total Securities	3,294,699	27,584	3.35%	3,245,949	28,397	3.50%
Loans, net of unearned income (2)(3)	24,872,503	368,415	6.00%	23,499,660	352,306	6.07%
Allowance for loan losses	(297,537)			(308,225)

Net loans (2)(3)	24,574,966		6.07%	23,191,435		6.15%

Total earning assets	30,108,538	$416,709	5.60%	28,568,541	$404,429	5.73%

Other assets	3,620,673			3,611,699

TOTAL ASSETS	$33,729,211			$32,180,240

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$20,614,901	$126,728	2.49%	$19,367,638	$136,288	2.85%
Short-term borrowings	182,428	1,439	3.20%	167,080	1,450	3.52%
Long-term borrowings	531,978	5,247	4.00%	554,614	5,854	4.28%

Total Interest-Bearing Funds	21,329,307	133,414	2.54%	20,089,332	143,592	2.90%

Noninterest-bearing deposits	6,518,574			6,471,287
Accrued expenses and other liabilities	332,216			336,079

TOTAL LIABILITIES	28,180,097			26,896,698
SHAREHOLDERS’ EQUITY	5,549,114			5,283,542

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$33,729,211			$32,180,240

NET INTEREST INCOME		$283,295			$260,837

INTEREST SPREAD			3.06%			2.83%
NET INTEREST MARGIN			3.80%			3.69%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended March 31, 2026 and December 31, 2025, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended March 31, 2026 and December 31, 2025. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended March 31, 2026			Three Months Ended December 31, 2025
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$2,238,873	$20,710	3.75%	$2,304,536	$23,288	4.01%
Investment Securities:
Taxable	3,089,971	26,082	3.38%	3,036,563	26,139	3.44%
Tax-exempt	204,728	1,502	2.94%	203,239	1,502	2.96%

Total Securities	3,294,699	27,584	3.35%	3,239,802	27,641	3.41%
Loans, net of unearned income (2)(3)	24,872,503	368,415	6.00%	24,704,071	379,920	6.11%
Allowance for loan losses	(297,537)			(299,908)

Net loans (2)(3)	24,574,966		6.07%	24,404,163		6.18%

Total earning assets	30,108,538	$416,709	5.60%	29,948,501	$430,849	5.72%

Other assets	3,620,673			3,638,890

TOTAL ASSETS	$33,729,211			$33,587,391

LIABILITIES
Interest-Bearing Funds:
Interest-bearing deposits	$20,614,901	$126,728	2.49%	$20,419,740	$135,602	2.63%
Short-term borrowings	182,428	1,439	3.20%	167,660	1,443	3.42%
Long-term borrowings	531,978	5,247	4.00%	531,594	5,551	4.14%

Total Interest-Bearing Funds	21,329,307	133,414	2.54%	21,118,994	142,596	2.68%

Noninterest-bearing deposits	6,518,574			6,657,360
Accrued expenses and other liabilities	332,216			319,029

TOTAL LIABILITIES	28,180,097			28,095,383
SHAREHOLDERS’ EQUITY	5,549,114			5,492,008

TOTAL LIABILITIES AND
SHAREHOLDERS’ EQUITY	$33,729,211			$33,587,391

NET INTEREST INCOME		$283,295			$288,253

INTEREST SPREAD			3.06%			3.04%
NET INTEREST MARGIN			3.80%			3.83%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

Provision for Credit Losses

The provision for credit losses was $7.78 million for the first quarter of 2026 as compared to a provision for credit losses of $29.10 million for the first quarter of 2025. On a linked-quarter basis, the provision for credit losses for the fourth quarter of 2025 was $6.78 million. The provision for credit losses for the first quarter of 2025 included provision expense of $18.73 million recorded for purchased non-PCD loans from Piedmont. United’s provision for credit losses relates to its portfolio of loans and leases, available-for-sale securities and held-to-maturity securities are discussed in more detail in the following paragraphs.

For the quarter ended March 31, 2026, the provision for loan and lease losses was $7.78 million as compared to a provision for loan and lease losses of $29.10 million for the quarter ended March 31, 2025. The lower amount of provision expense for the first quarter of 2026 compared to the first quarter of 2025 was mainly due to the previously mentioned provision expense of $18.73 million recorded for purchased non-PCD loans from Piedmont during the first quarter of 2025. Net charge-offs were $5.70 million for the first quarter of 2026 compared to net charge-offs of $8.04 million for the first quarter of 2025. The lower amount of net charge-offs for 2026 as compared to 2025 was primarily due to decreased charge-offs within the consumer and other commercial loan segments. On a linked-quarter basis, the provision for loan and lease losses for the fourth quarter of 2025 was $6.78 million. Net charge-offs were $9.31 million for the fourth quarter of 2025. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the first quarter of 2026 was 0.15% as compared to annualized net charge-offs of 0.14% for the first quarter of 2025 and annualized net charge-offs of 0.15% for the fourth quarter of 2025.

The following table shows a summary of United’s nonperforming assets including nonperforming loans and other real estate owned (“OREO”) at March 31, 2026 and December 31, 2025:

(In thousands)	March 31 2026	December 31 2025
Nonaccrual loans	$91,170	$96,492
Loans past due 90 days or more	11,664	4,974

Total nonperforming loans	$102,834	$101,466
Other real estate owned	10,390	8,857

Total nonperforming assets	$113,224	$110,323

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At March 31, 2026, the allowance for credit losses was $336.65 million as compared to $332.59 million at December 31, 2025.

At March 31, 2026, the allowance for loan and lease losses was $299.60 million as compared to $297.52 million at December 31, 2025. The allowance for loan and lease losses at March 31, 2026 saw the largest increase in the reserves for the commercial real estate nonowner-occupied loan segment from year-end 2025 due to increased outstanding loan balances and an increased adjustment resulting from the reasonable and supportable forecast around economic and business conditions. The largest decrease in reserves at March 31, 2026 was for the real estate construction and development loan segment due to a decreased adjustment within the reasonable and supportable forecast around strength and growth of the segment. As a percentage of loans and leases, net of unearned income, the allowance for loan and lease losses was 1.20% at both March 31, 2026 and December 31, 2025. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 291.34% and 293.22% at March 31, 2026 and December 31, 2025, respectively. The slight decrease in this ratio was due mainly to a larger increase in nonperforming loans as compared to the increase in the allowance for loan and lease losses.

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

The first quarter of 2026 qualitative adjustments include analyses of the following:

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

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP and the unemployment rate to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•

The forecast for real GDP improved slightly in the first quarter, from a projection of 2.30% for 2026 as of mid-December 2025 to 2.40% for 2026 as of mid-March with a projection of 2.30% for 2027. The unemployment rate forecast remained the same in the first quarter with a projection of 4.40% for 2026 as of mid-December 2025 and mid-March 2026 with a slightly lower projection of 4.30% for 2027.

•	Greater risk of loss in the office portfolio due to continued hybrid and remote work that may be exacerbated by future economic conditions.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

United’s review of the allowance for loan and lease losses at March 31, 2026 produced increased reserves in two of the four loan categories as compared to December 31, 2025. The allowance related to the commercial, financial & agricultural loan pool, consisting of the owner and non-owner occupied commercial real estate and other commercial loan segments, increased $5.75 million due to increased outstanding loan balances. The consumer loan segment reserve increased $738 thousand primarily due to an increase in the quarterly maximum loss experience utilized within the reasonable and supportable forecast adjustment. The real estate construction and development loan segment reserve decreased $4.09 million due to improvement in the reasonable and supportable adjustment. The residential real estate loan segment reserve decreased $319 thousand due to an improvement in historical loss rates.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $10.60 million at March 31, 2026 and $8.04 million at December 31, 2025. In comparison to year-end, this element of the allowance increased $2.57 million due to collateral weaknesses identified in several relationships which necessitated individually assessed reserves and increases to reserves previously identified.

Management believes that the allowance for credit losses of $336.65 million at March 31, 2026 is appropriate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in United’s footprint. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the first quarter of 2026 and 2025 was immaterial. The allowance for credit losses related to held to maturity securities was $16 thousand as of March 31, 2026 as well as December 31, 2025. There was no provision for credit losses recorded on available for sale investment securities for the first quarter of 2026 and 2025 and no allowance for credit losses on available for sale investment securities as of March 31, 2026 and December 31, 2025.

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

Noninterest income for the first quarter of 2026 was $34.06 million, an increase of $4.51 million or 15.26% from the first quarter of 2025. This increase was driven by increases in fees from brokerage services and net gains on investment securities.

Fees from brokerage services for the first quarter of 2026 increased $1.76 million or 31.14% from the first quarter of 2025 due to higher volume driven by growth in the business.

Net gains on investment securities were $2.27 million for the first quarter of 2026 as compared to net gains on investment securities were $521 thousand for the first quarter of 2025. The net gains on investment securities in the first quarter of 2026 were primarily due to a net gain on the sale of equity securities whereas the net gains on investment securities in the first quarter of 2025 were due to an increase in the fair value of equity securities.

On a linked-quarter basis, noninterest income for the first quarter of 2026 increased of $3.13 million, or 10.11%, from the fourth quarter of 2025. Net gains on investment securities were $2.27 million for the first quarter of 2026 as compared to net losses on investment securities of $218 thousand for the fourth quarter of 2025. Net gains on investment securities for the first quarter of 2026 were primarily due to the above mentioned gains on sales of equity securities. Fees from brokerage services increased $1.45 million from the fourth quarter of 2025, primarily due to previously mentioned higher volume driven by growth in the business.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense for the first quarter of 2026 was $152.81 million which was relatively flat from the first quarter of 2025, decreasing $759 thousand or less than 1%. The first quarter of 2025 included $11.31 million of merger-rated expenses from the Piedmont acquisition.

Employee compensation for the first quarter of 2026 increased $2.63 million or 4.32% when compared to the first quarter of 2025. The increase in employee compensation was primarily due to higher employee incentives and higher brokerage commissions. Employee compensation for the first quarter of 2025 included $1.17 million in merger-related expenses.

Employee benefits expense for the first quarter of 2026 increased $2.69 million or 20.23% from the first quarter of 2025. This increase in employee benefits was primarily due to higher post-retirement benefit and Federal Insurance Contributions Act (“FICA”) costs.

Data processing expense for the first quarter of 2026 decreased $1.45 million or 17.20% from the first quarter of 2025. The decrease in data processing was primarily due to technology contract renegotiations.

Other expense for the first quarter of 2026 decreased $5.43 million or 12.21% from the first quarter of 2025. Within other expense for the first quarter of 2026, merger-related expenses decreased $6.00 million and consulting fees declined $2.93 million from the first quarter of 2025. These decreases within other expense were partially offset by increases of $873 thousand in the amortization of investment tax credits and $811 thousand in business franchise taxes.

On a linked-quarter basis, noninterest expense for the first quarter of 2026 was relatively flat from the fourth quarter of 2025, increasing $1.10 million, or less than 1%. An increase in employee benefits of $3.01 million and an increase in Federal Deposit Insurance Corporation (“FDIC”) insurance expense of $1.06 million was mostly offset by a $1.08 million decrease in data processing expense and a $1.79 million decrease in other expense. The increase in employee benefits was primarily due to higher FICA and post-retirement benefit costs. FDIC insurance expense for the fourth quarter of 2025 included a $1.2 million reduction of expense reflecting the FDIC’s reduced estimates related to the special assessment. The decrease in data processing was primarily due to the previously mentioned technology contract renegotiations. Within other expense, the amortization of investment tax credits declined $920 thousand.

Income Taxes

For the first quarter of 2026, income tax expense was $31.79 million as compared to $22.63 million for the first quarter of 2025. The increase of $9.16 million was primarily due to higher earnings partially offset by a lower effective tax rate. On a linked-quarter basis, income tax expense increased $720 thousand primarily due to a higher effective tax rate partially offset by lower earnings. United’s effective tax rate was 20.38% for the first quarter of 2026, 21.16% for the first quarter of 2025 and 19.43% for the fourth quarter of 2025.

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

During the first quarter of 2026, United decreased its interest-bearing deposit balance at the FRB by $264.52 million to $1.97 billion. The change in the balance at the FRB was mostly the result of growth in loans of $154.34 million, net purchases of $164.18 million in available for sale debt securities and a net repayment of $32.40 million in securities sold under agreements to repurchase partially offset by a growth in total deposits of $59.95 million.

For the three months ended March 31, 2026, cash of $160.86 million was provided by operating activities due mainly to net income of $124.20 million. In addition, proceeds from the sale of mortgage loans in the secondary market exceeded originations by $4.60 million and the provision for loan losses was $7.78 million for the first quarter. Net cash of $304.11 million was used in investing activities which was primarily due to loan growth of $154.34 million and net purchases of investment securities of $145.46 million over proceeds from sales. During the first three months of 2026, net cash of $93.96 million was used in financing activities due primarily to net acquisition of $70.26 million in treasury stock, cash dividends paid of $53.38 million and the net repayment of securities sold under agreements to repurchase of $32.40 million partially offset by growth in deposits of $59.95 million. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $237.22 million for the first three months of 2026.

At March 31, 2026, United had an unused borrowing amount at the FHLB of approximately $9.24 billion subject to delivery of collateral after certain trigger points and $4.89 billion without the delivery of additional collateral. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $280 million, all of which was available at March 31, 2026. At March 31, 2026, United’s borrowing capacity for the FRB Discount Window was $4.59 billion. United did not have any borrowings from the FRB’s Discount Window during the first quarter of 2026.

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.54% at March 31, 2026 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.27%, 13.27% and 11.24%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $5.49 billion at March 31, 2026, which was a relatively flat from December 31, 2025, decreasing $7.86 million or less than 1%. This slight decrease was primarily due to a decrease of $10.19 million in accumulated other comprehensive loss and an increase of $70.91 million in treasury stock. During the first quarter of 2026, United repurchased 1,739,501 shares of its common stock at an average price of $39.92 per share. Partially offsetting these decreases to shareholders’ equity was an increase of $71.03 million in retained earnings as a result of net earnings (net income less dividends declared) during the first quarter of 2026.

United’s shareholders’ equity to assets ratio was 16.28% at March 31, 2026 as compared to 16.33% at December 31, 2025. The primary capital ratio, capital and reserves to total assets and reserves, was 17.11% at March 31, 2026 as compared to 17.15% at December 31, 2025. United’s average shareholders’ equity to average asset ratio was 16.45% for the first quarter of 2026 as compared to 16.42% the first quarter of 2025.

During the first quarter of 2026, United’s Board of Directors declared a cash dividend of $0.38 per share. Total cash dividends declared were $53.17 million for the first quarter of 2026 which was relatively flat from dividends declared of $53.34 million for the first quarter of 2025.

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

The following table shows United’s estimated earnings sensitivity profile as of March 31, 2026 and December 31, 2025:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	March 31, 2026	December 31, 2025
+200	4.23%	3.85%
+100	2.48%	2.31%
-100	0.01%	0.20%
-200	1.36%	1.58%

At March 31, 2026, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.48% over one year as compared to an increase by 2.31% at December 31, 2025. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 4.23% over one year as of March 31, 2026, as compared to an increase of 3.85% as of December 31, 2025. A 100 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.01% over one year as of March 31, 2026 as compared to an increase of 0.20% over one year as of December 31, 2025. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.36% over one year as of March 31, 2026 as compared to an increase of 1.58% over one year as of December 31, 2025.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 4.57% in year two as of March 31, 2026. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 8.14% in year two as of March 31, 2026. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.74% in year two as of March 31, 2026. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 4.94% in year two as of March 31, 2026.

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

As part of its interest rate risk management strategy, United may use derivative instruments to protect against adverse price or interest rate movements on the value of certain assets or liabilities and on future cash flows. These derivatives commonly consist of interest rate swaps, caps, floors, collars, futures, forward contracts, written and purchased options. Interest rate swaps obligate two parties to exchange one or more payments generally calculated with reference to a fixed or variable rate of interest applied to the notional amount. United accounts for its derivative activities in accordance with the provisions of ASC Topic 815.

Extension Risk

At March 31, 2026, United’s mortgage related securities portfolio had an amortized cost of $2.1 billion, of which approximately $1.2 billion or 58% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay and accretion directed (“VADMs”) bonds having an average life of approximately 3.9 years and a weighted average yield of 3.55%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 5.8 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 14%, or less than the price decline of a 5-year treasury note. By comparison, the price decline of a 30-year 5% current coupon mortgage backed security (“MBS”) in rates higher by 300 basis points would be approximately 21%.

United had approximately $335.5 million in fixed rate Commercial mortgage backed Securities (“CMBS”) with a projected yield of 1.94% and a projected average life of 3.9 years on March 31, 2026. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8.5 years.

United had approximately $19 million in 15-year mortgage backed securities with a projected yield of 4.01% and a projected average life of 3.7 years as of March 31, 2026. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (“WALA”) of 6 years and a WAM of 9.2 years.

United had approximately $288.5 million in 20-year mortgage backed securities with a projected yield of 2.15% and a projected average life of 5.5 years on March 31, 2026. This portfolio consisted of seasoned 20-year mortgage paper with a WALA of 5 years and a WAM of 14.7 years.

United had approximately $204.9 million in 30-year mortgage backed securities with a projected yield of 3.91% and a projected average life of 7 years on March 31, 2026. This portfolio consisted of seasoned 30-year mortgage paper with a WALA of 6.4 years and a WAM of 22.2 years.

The remaining 2% of the mortgage related securities portfolio on March 31, 2026, included floating rate CMO, CMBS and mortgage backed securities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of March 31, 2026, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of March 31, 2026 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There have been no changes in United’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended March 31, 2026, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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
for the year ended December 31, 2025 for disclosures with respect to United’s risk factors which could materially affect United’s business, financial condition or future results. The risks described in the Annual Report on Form
10-K
are not the only risks facing United. Additional risks and uncertainties not currently known to United or that United currently deems to be immaterial also may materially adversely affect United’s business, financial condition and/or operating results.
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the quarter ended March 31, 2026 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended March 31, 2026:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share (3)	Total Number of Shares Purchased as Part of Publicly Announced Plans (4)	Maximum Number of Shares that May Yet be Purchased Under the Plans (4)
1/01 – 1/31/2026	494,509	$39.13	494,509	4,305,491
2/01 – 2/28/2026	18,732	$44.21	0	4,305,491
3/01 – 3/31/2026	1,244,992	$40.23	1,244,992	3,060,499

Total	1,758,233	$39.96	1,739,501

(1)
Includes shares exchanged in connection with the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended March 31, 2026 – 18,732 shares were exchanged by participants in United’s long-term incentive plans at an average price of $44.21.

(2)
Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended March 31, 2026, no shares were purchased for the deferred compensation plan.

(3)	Average price paid per share includes commission expense, if any, paid on share repurchases, but excludes any excise tax recorded on the share repurchases.
(4)
On November 20, 2025, United’s Board of Directors approved a repurchase plan to repurchase up to 5,000,000 shares of United’s common stock on the open market (the “2025 Plan”). The timing, price and quantity of purchases under the plan is at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.

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
or may represent a
non-Rule
10b5-1
trading arrangement under the Securities Exchange Act of 1934, as amended. During the quarter ended March 31, 2026, none of our directors or executive officers adopted, modified or terminated any “Rule
10b5-1
trading arrangement” or any
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

UNITED BANKSHARES, INC.
(Registrant)

Date: May 8, 2026	/s/ Richard M. Adams, Jr.
	Name:	Richard M. Adams, Jr.
	Title:	Chief Executive Officer

Date: May 8, 2026	/s/ W. Mark Tatterson
	Name:	W. Mark Tatterson
	Title:	Chief Financial Officer