Form 10-Q
period 2026-06-30
UNITED BANKSHARES INC/WV
filed 2026-08-07
CIK 729986

FORM
10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
 31, 2026
, the registrant had
136,212,571
 shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The June 30, 2026 and December 31, 2025, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and six months ended June 30, 2026 and 2025, the related consolidated statement of changes in shareholders’ equity for the three and six months ended June 30, 2026 and 2025, the related condensed consolidated statements of cash flows for the six months ended June 30, 2026 and 2025, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	June 30 2026	December 31 2025
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$277,719	$247,613
Interest-bearing deposits with other banks	1,802,184	2,293,279
Federal funds sold	1,400	1,358

Total cash and cash equivalents	2,081,303	2,542,250
Securities available for sale at estimated fair value (amortized cost-$3,531,722 at June 30, 2026 and $3,264,860 at December 31, 2025, allowance for credit losses of $0 at June 30, 2026 and December 31, 2025)	3,319,750	3,059,452
Securities held to maturity, net of allowance for credit losses of $14 at June 30, 2026 and $16 at December 31, 2025 (estimated fair value-$1,020 at June 30, 2026 and December 31, 2025)	1,006	1,004
Equity securities at estimated fair value	30,107	34,760
Other investment securities	308,168	305,184
Loans held for sale measured using fair value option	35,224	31,277
Loans and leases	25,006,238	24,720,620
Less: Unearned income	(11,714)	(11,498)

Loans and leases, net of unearned income	24,994,524	24,709,122
Less: Allowance for loan and lease losses	(299,504)	(297,518)

Net loans and leases	24,695,020	24,411,604
Bank premises and equipment	211,289	208,831
Operating lease right-of-use assets	92,772	89,312
Goodwill	2,018,848	2,018,848
Bank-owned life insurance (“BOLI”)	558,032	547,127
Accrued interest receivable	99,659	109,232
Other assets	300,654	301,400

TOTAL ASSETS	$33,751,832	$33,660,281

Liabilities
Deposits:
Noninterest-bearing	$6,731,733	$6,573,630
Interest-bearing	20,439,014	20,487,309

Total deposits	27,170,747	27,060,939
Borrowings:
Securities sold under agreements to repurchase	166,996	198,573
Federal Home Loan Bank (“FHLB”) borrowings	250,000	250,000
Other long-term borrowings	282,615	281,817
Reserve for lending-related commitments	37,222	35,075
Operating lease liabilities	99,757	95,392
Accrued expenses and other liabilities	233,958	242,502

TOTAL LIABILITIES	28,241,295	28,164,298
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-151,183,683 and 150,856,999 at June 30, 2026 and December 31, 2025, respectively, including 14,241,534 and 10,976,752 shares in treasury at June 30, 2026 and December 31, 2025, respectively	377,959	377,142
Surplus	3,474,889	3,468,869
Retained earnings	2,320,125	2,170,327
Accumulated other comprehensive loss	(143,367)	(138,927)
Treasury stock, at cost	(519,069)	(381,428)

TOTAL SHAREHOLDERS’ EQUITY	5,510,537	5,495,983

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,751,832	$33,660,281

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Interest income
Interest and fees on loans	$369,591	$370,644	$737,541	$722,480
Interest on federal funds sold and other short-term investments	17,881	22,633	38,591	46,359
Interest and dividends on securities:
Taxable	29,535	26,706	55,617	53,617
Tax-exempt	1,190	1,213	2,377	2,387

Total interest income	418,197	421,196	834,126	824,843
Interest expense
Interest on deposits	126,141	139,156	252,869	275,444
Interest on short-term borrowings	1,425	1,488	2,864	2,938
Interest on long-term borrowings	5,319	6,015	10,566	11,869

Total interest expense	132,885	146,659	266,299	290,251

Net interest income	285,312	274,537	567,827	534,592
Provision for credit losses	4,961	5,889	12,737	34,992

Net interest income after provision for credit losses	280,351	268,648	555,090	499,600
Other income
Fees from trust services	5,190	4,931	10,047	9,713
Fees from brokerage services	6,764	4,862	14,167	10,507
Fees from deposit services	10,069	9,664	19,646	18,971
Bankcard fees and merchant discounts	2,367	2,102	4,344	3,853
Other service charges, commissions, and fees	1,226	1,154	2,325	2,235
Income from bank-owned life insurance	3,134	3,618	6,128	6,988
Income from mortgage banking activities	2,922	2,603	5,477	5,082
Net investment securities gains	2,785	425	5,050	946
Other income	4,049	2,101	5,385	2,719

Total other income	38,506	31,460	72,569	61,014
Other expense
Employee compensation	66,549	62,929	130,042	123,795
Employee benefits	16,296	13,434	32,276	26,725
Net occupancy expense	13,108	12,525	26,121	25,126
Other real estate owned (“OREO”) expense	516	236	991	258
Net losses on the sales of OREO properties	37	16	37	5
Equipment expense	9,435	8,551	18,175	17,133
Data processing expense	7,148	7,952	14,149	16,407
Bankcard processing expense	631	588	1,254	1,188
FDIC insurance expense	4,550	4,532	9,026	9,260
Other expense	36,445	37,257	75,458	81,696

Total other expense	154,715	148,020	307,529	301,593

Income before income taxes	164,142	152,088	320,130	259,021
Income taxes	32,765	31,367	64,553	53,994

Net income	$131,377	$120,721	$255,577	$205,027

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Earnings per common share:
Basic	$0.95	$0.85	$1.84	$1.44

Diluted	$0.95	$0.85	$1.83	$1.44

Average outstanding shares:
Basic	137,982,273	142,206,539	138,691,869	142,175,506
Diluted	138,417,644	142,444,497	139,162,099	142,465,543
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net income	$131,377	$120,721	$255,577	$205,027
Other comprehensive income (loss) on available-for-sale (“AFS”) securities, net of tax	5,057	14,561	(4,995)	47,728
Other comprehensive gain (loss) on cash flow hedge, net of tax	691	(3,281)	555	(7,553)

Comprehensive income, net of tax	$137,125	$132,001	$251,137	$245,202

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY UNITED BANKSHARES, INC. AND SUBSIDIARIES (Dollars in thousands, except per share data)
	Six Months Ended June 30, 2026
	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
	Shares	Par Value	Surplus	Retained Earnings		Treasury Stock
Balance at January 1, 2026	150,856,999	$377,142	$3,468,869	$2,170,327	$(138,927)	$(381,428)	$5,495,983
Comprehensive income:
Net income	0	0	0	124,200	0	0	124,200
Other comprehensive loss, net of tax	0	0	0	0	(10,188)	0	(10,188)

Total comprehensive income, net of tax							114,012
Stock based compensation expense	0	0	3,214	0	0	0	3,214
Stock grant forfeiture (2,236 shares)	0	0	83	0	0	(83)	0
Purchase of treasury stock (1,758,233 shares)	0	0	0	0	0	(70,261)	(70,261)
Excise tax on net stock repurchases	0	0	0	0	0	(566)	(566)
Cash dividends ($ 0.38 per share)	0	0	0	(53,173)	0	0	(53,173)
Net issuance of common stock under stock-based compensation plans (311,231 shares)	311,231	779	(1,862)	0	0	0	(1,083)

Balance at March 31, 2026	151,168,230	377,921	3,470,304	2,241,354	(149,115)	(452,338)	5,488,126
Comprehensive income:
Net income	0	0	0	131,377	0	0	131,377
Other comprehensive income, net of tax	0	0	0	0	5,748	0	5,748

Total comprehensive income, net of tax							137,125
Stock based compensation expense	0	0	3,938	0	0	0	3,938
Stock grant forfeiture (2,093 shares)	0	0	86	0	0	(86)	0
Purchase of treasury stock (1,502,220 shares)	0	0	0	0	0	(65,993)	(65,993)
Excise tax on net stock repurchases	0	0	0	0	0	(652)	(652)
Cash dividends ($0.38 per share)	0	0	0	(52,606)	0	0	(52,606)
Net issuance of common stock under stock-based compensation plans (15,453 shares)	15,453	38	561	0	0	0	599

Balance at June 30, 2026	151,183,683	$377,959	$3,474,889	$2,320,125	$(143,367)	$(519,069)	$5,510,537

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

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
(Dollars in thousands)

	Six Months Ended June 30
	2026	2025
NET CASH PROVIDED BY OPERATING ACTIVITIES	$266,016	$209,346
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	71,706	192
Proceeds from maturities and calls of securities available for sale	725,867	917,870
Purchases of securities available for sale	(1,070,693)	(873,974)
Proceeds from sales of equity securities	31,928	528
Purchases of equity securities	(18,353)	(520)
Proceeds from sales and redemptions of other investment securities	8,799	2,461
Purchases of other investment securities	(17,128)	(27,933)
Purchases of bank premises and equipment	(11,993)	(8,061)
Proceeds from sales of bank premises and equipment	61	362
Proceeds from bank-owned life insurance death benefits	0	3,365
Acquisition of Piedmont Bancorp, Inc., net of cash paid	0	77,476
Proceeds from the sales of OREO properties	1,686	167
Net change in loans and leases	(286,873)	(365,752)

NET CASH USED IN INVESTING ACTIVITIES	(564,993)	(273,819)

FINANCING ACTIVITIES
Cash dividends paid	(106,685)	(103,804)
Acquisition of treasury stock	(136,254)	(52,903)
Proceeds from exercise of stock options	2,726	327
Repayment of long-term Federal Home Loan Bank borrowings	0	(10,000)
Changes in:
Deposits	109,820	268,593
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(31,577)	(15,292)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(161,970)	86,921

(Decrease) Increase in cash and cash equivalents	(460,947)	22,448
Cash and cash equivalents at beginning of year	2,542,250	2,292,244

Cash and cash equivalents at end of period	$2,081,303	$2,314,692

Supplemental information
Noncash investing activities:
Transfers of loans to OREO	$3,193	$6,248
Right-of-use assets obtained in the exchange for lease liabilities	12,087	12,650
Excise tax on net stock repurchases	1,218	0
Acquisition of Piedmont Bancorp, Inc.:
Assets acquired, net of cash	0	2,225,883
Liabilities assumed	0	2,152,434
Goodwill	0	130,021
Issuance of common stock as consideration for acquisition	0	280,946
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
and Article 10 of Regulation
S-X.
Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of June 30, 2026 and 2025 and for the three-month and six-month
periods then ended have not been audited. The consolidated balance sheet as of December 31, 2025 has been extracted from the audited financial statements included in United’s 2025 Annual Report to Shareholders. The Notes to Consolidated Financial Statements appearing in United’s 2025 Annual Report on Form
10-K,
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
Operating and Reporting Segments
As of June 30, 2026, United’s business activities are confined to one operating segment, United Bank, and one reportable segment, community banking. As a community banking entity, United, through United Bank, offers a full range of products and services through various delivery channels. Included among the banking products and services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, credit card, commercial, and floor plan loans; and the making of construction and real estate loans as well as the origination and sale of residential mortgages in the secondary market. Also offered are trust and brokerage services, safe deposit boxes, and wire transfers. United’s chief operating decision maker regularly reviews the operating results of United Bank in order to assess performance and make decisions about resource allocation.
New Accounting Standards
In May 2026, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”)
2026-02, “Environmental
Credits and Environmental Credit Obligations (Topic 818)”, to establish guidance on the recognition, measurement, presentation, and disclosure of environmental credits and environmental credit obligations. Under the new standard, an entity will recognize and measure environmental credit assets based on their intended use (e.g., compliance environmental credits, noncompliance environmental credits, voluntary credits) as well as how the credits are obtained (e.g., acquired, internally generated). Environmental credit obligations will be recognized and measured depending on whether an entity holds and expects to use compliance environmental credits to settle that obligation. ASU
2026-02
is effective for public business entities in annual periods beginning after December 15, 2027 (including interim periods within) and one year later for all other entities, with early adoption permitted as of the beginning of an annual reporting period. The adoption of
ASU 2026-02
is not expected to have a material impact on the Company’s financial condition or results of operations but could change certain disclosures in United’s SEC filings.

In April 2026, the FASB released ASU
2026-01, “Equity
(Topic 505), Initial measurement of
Paid-in-Kind
Dividends on Equity-Classified Preferred Stock”, to add guidance on how an issuer should measure paid-in-kind
(PIK) dividends on equity-classified preferred stock. The ASU’s requirements are limited to the measurement of PIK dividends and do not address recognition. ASU
2026-01
is effective for all entities for annual reporting periods beginning after December 15, 2026, and for interim reporting periods within those annual reporting periods. An entity may apply the amendments on either a prospective basis or a modified retrospective basis for equity-classified preferred stock instruments that are outstanding as of the initial application date. Early adoption is permitted for interim and annual periods for which financial statements have not been issued or made available for issuance. An entity adopting the amendments in an interim period would be required to adopt them as of the beginning of the annual reporting period that includes that interim period. The adoption of
ASU 2026-01
is not expected to have an impact on the Company’s financial condition or results of operations but could change certain disclosures in United’s SEC filings.
In December 2025, the FASB released ASU
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
and
gas-producing
activities or other types of depletion expenses. Certain other expenses and gains or losses that must be disclosed under existing U.S. GAAP, and that are recorded in a relevant expense caption, must be presented in the same tabular disclosure. ASU
2024-03
does not change or remove existing expense disclosure requirements; however, it may affect where that information appears in the footnote to the financial statements. ASU
2024-03
is effective for public business entities for annual periods beginning after December 15, 2026. However, the effective date was amended by ASU
2025-01
to clarify that all public business entities adopt ASU
2024-03
in the first annual reporting period beginning after December 15, 2026, and in interim periods within annual reporting periods beginning after December 15, 2027. Entities are permitted to early adopt the standard and apply retrospectively for annual financial statements that have not yet been issued or made available for issuance. The adoption of
ASU 2024-03
did not have a material impact on the Company’s financial condition or results of operations but could change certain disclosures in United’s SEC filings.

2. INVESTMENT SECURITIES
Securities Available for Sale
Securities held for indefinite periods of time are classified as available for sale and carried at estimated fair value. The amortized cost and estimated fair values of securities available for sale are summarized as follows.

	June 30, 2026
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$281,141	$48	$1,398	$0	$279,791
State and political subdivisions	564,691	431	55,882	0	509,240
Residential mortgage-backed securities
Agency	1,915,333	2,223	127,368	0	1,790,188
Non-agency	41,938	470	4,060	0	38,348
Commercial mortgage-backed securities
Agency	327,174	3,308	17,722	0	312,760
Asset-backed securities	175,611	37	2,121	0	173,527
Single issue trust preferred securities	13,330	0	372	0	12,958
Other corporate securities	212,504	0	9,566	0	202,938

Total	$3,531,722	$6,517	$218,489	$0	$3,319,750

	December 31, 2025
	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Allowance For Credit Losses	Estimated Fair Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$283,058	$75	$1,476	$0	$281,657
State and political subdivisions	572,217	343	55,634	0	516,926
Residential mortgage-backed securities
Agency	1,467,436	5,517	114,317	0	1,358,636
Non-agency	42,792	330	4,237	0	38,885
Commercial mortgage-backed securities
Agency	416,177	4,948	26,052	0	395,073
Asset-backed securities	225,617	18	2,381	0	223,254
Single issue trust preferred securities	13,319	0	661	0	12,658
Other corporate securities	244,244	0	11,881	0	232,363

Total	$3,264,860	$11,231	$216,639	$0	$3,059,452

For the adoption of ASC Topic 326, United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on
non-accrual
status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on non-accrual
status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $13,608 and $12,717 at June 30, 2026 and December 31, 2025, respectively, that is recorded in “Accrued interest receivable.”
The following is a summary of securities available for sale which were in an unrealized loss position at June 30, 2026 and December 31, 2025.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
June 30, 2026
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$396	$1	$30,034	$1,397	$30,430	$1,398
State and political subdivisions	10,055	930	474,897	54,952	484,952	55,882
Residential mortgage-backed securities
Agency	732,079	10,361	728,665	117,007	1,460,744	127,368
Non-agency	0	0	21,302	4,060	21,302	4,060
Commercial mortgage-backed securities
Agency	4,327	38	217,727	17,684	222,054	17,722
Asset-backed securities	28,506	40	130,309	2,081	158,815	2,121
Single issue trust preferred securities	0	0	12,958	372	12,958	372
Other corporate securities	5,967	29	192,456	9,537	198,423	9,566

Total	$781,330	$11,399	$1,808,348	$207,090	$2,589,678	$218,489

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2025
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$133	$1	$31,485	$1,475	$31,618	$1,476
State and political subdivisions	6,177	543	483,564	55,091	489,741	55,634
Residential mortgage-backed securities
Agency	109,848	270	795,183	114,047	905,031	114,317
Non-agency	0	0	21,189	4,237	21,189	4,237
Commercial mortgage-backed securities
Agency	6,287	4	293,038	26,048	299,325	26,052
Asset-backed securities	50,181	154	136,940	2,227	187,121	2,381
Single issue trust preferred securities	0	0	12,658	661	12,658	661
Other corporate securities	0	0	224,942	11,881	224,942	11,881

Total	$172,626	$972	$1,998,999	$215,667	$2,171,625	$216,639

The following table shows the proceeds from maturities, sales and calls of
available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Proceeds from sales, calls and maturities	$447,168	$331,825	$797,573	$918,062
Gross realized gains	0	0	0	0
Gross realized losses	9,728	0	9,728	0
At June 30, 2026, gross unrealized losses on available for sale securities were $218,489 on 878 securities of a total portfolio of 1,034 available for sale securities. Securities with the most significant gross unrealized losses at June 30, 2026 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at June 30, 2026 was the result of rising interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $564,691 at June 30, 2026. As of June 30, 2026, approximately 46% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of June 30, 2026. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at June 30, 2026.

Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $143,149 on mortgage-backed
securities at June 30, 2026. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $2,242,507 at June 30, 2026. Of the $2,242,507 amount, $327,174 was related to agency commercial mortgage-backed securities and $1,915,333 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at June 30, 2026.
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $41,938 at June 30, 2026. Of the $
41,938
, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at June 30, 2026.
Asset-backed securities
As of June 30, 2026, United’s asset-backed securities portfolio had a total amortized cost balance of $175,611. 100% of the portfolio had at least one rating above investment grade as of June 30, 2026. Approximately 77% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 23% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of June 30, 2026, it was determined that none of the asset-backed securities had credit losses.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of June 30, 2026 consisted of $7,492 in investment grade bonds and $5,838 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the second quarter of 2026, it was determined that none of the single issue trust preferred securities had credit losses.
Other corporate securities
As of June 30, 2026, United’s other corporate securities portfolio had a total amortized cost balance of $212,504. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $212,504, 95% had at least one rating above investment grade, 2% were below investment grade rated, and 3% were unrated. For other corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities had credit losses at June 30, 2026.

The amortized cost and estimated fair value of securities available for sale at June 30, 2026 and December 31, 2025 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	June 30, 2026		December 31, 2025
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$321,854	$321,258	$298,573	$298,193
Due after one year through five years	453,898	423,859	527,383	494,204
Due after five years through ten years	512,196	477,054	559,647	521,011
Due after ten years	2,243,774	2,097,579	1,879,257	1,746,044

Total	$3,531,722	$3,319,750	$3,264,860	$3,059,452

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions, mutual funds of Community Reinvestment Act (“CRA”) qualified investments and equity securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $30,107 at June 30, 2026 and $34,760 at December 31, 2025.

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Net gains recognized during the period on equity securities sold	$1,815	$0	$4,111	$0
Unrealized gains recognized during the period on equity securities still held at period end	4,865	425	4,867	979
Unrealized losses recognized during the period on equity securities still held at period end	(23)	0	(56)	(33)

Net gains recognized during the period	$6,657	$425	$8,922	$946

Other investment securities
During the second quarter of 2026, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the second quarter of 2026 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the second quarter. There were no other events or changes in circumstances during the second quarter which would have an adverse effect on the recorded fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,063,626 and $2,102,175 at June 30, 2026 and December 31, 2025, respectively.
3. LOANS AND LEASES
Major classes of loans and leases are as follows:

	June 30, 2026	December 31, 2025
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$2,170,900	$2,145,921
Nonowner-occupied commercial real estate	8,721,627	8,343,520
Other commercial	3,806,987	3,784,833

Total commercial, financial & agricultural	14,699,514	14,274,274
Residential real estate	6,180,010	6,098,262
Construction & land development	3,335,543	3,570,902
Consumer:
Bankcard	9,363	9,686
Other consumer	781,808	767,496
Less: Unearned income	(11,714)	(11,498)

Loans and leases, net of unearned income	$24,994,524	$24,709,122

The table above does not include loans held for sale of $35,224 and $31,277 at June 30, 2026 and December 31, 2025, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.

United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $50,594 and $42,441 at June 30, 2026 and December 31, 2025, respectively.
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
The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases
As of June 30, 2026
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$12,248	$2,173	$14,421	$2,156,479	$2,170,900	$957
Nonowner-occupied	10,091	71,212	81,303	8,640,324	8,721,627	0
Other commercial	11,092	7,134	18,226	3,788,761	3,806,987	246
Residential real estate	22,004	26,503	48,507	6,131,503	6,180,010	9,845
Construction & land development	4,483	2,728	7,211	3,328,332	3,335,543	41
Consumer:
Bankcard	27	44	71	9,292	9,363	44
Other consumer	9,393	853	10,246	771,562	781,808	213

Total	$69,338	$110,647	$179,985	$24,826,253	$25,006,238	$11,346

Age Analysis of Past Due Loans and Leases
As of December 31, 2025
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$4,754	$1,830	$6,584	$2,139,337	$2,145,921	$81
Nonowner-occupied	7,598	71,038	78,636	8,264,884	8,343,520	0
Other commercial	2,490	6,569	9,059	3,775,774	3,784,833	591
Residential real estate	25,026	19,124	44,150	6,054,112	6,098,262	3,701
Construction & land development	1,508	1,301	2,809	3,568,093	3,570,902	0
Consumer:
Bankcard	28	54	82	9,604	9,686	54
Other consumer	13,661	1,550	15,211	752,285	767,496	547

Total	$55,065	$101,466	$156,531	$24,564,089	$24,720,620	$4,974

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At June 30, 2026		At December 31, 2025
	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance for Credit Losses
Commercial Real Estate:
Owner-occupied	$1,216	$1,216	$1,749	$1,749
Nonowner-occupied	71,212	71,212	71,038	71,038
Other Commercial	6,888	4,424	5,978	3,515
Residential Real Estate	16,658	14,371	15,423	15,423
Construction	2,687	2,149	1,301	1,301
Consumer:
Bankcard	0	0	0	0
Other consumer	640	640	1,003	1,003

Total	$99,301	$94,012	$96,492	$94,029

Interest income recognized on nonaccrual loans was insignificant during the three and six months ended June 30, 2026 and 2
02
5.
In some cases, United will modify a loan to a borrower experiencing financial difficulty by providing multiple types of concessions such as a term extension, principal forgiveness, an interest rate reduction or a combination thereof. The following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified during the three and six months ended June 30, 2026 and 2025, respectively, by class of financing receivable and by type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also represented below.

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended June 30, 2026
	Term Extension	Other-Than- Insignificant Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$0	$0	$0	$0	0.00%
Nonowner-occupied	0	0	0	0	0.00%
Other commercial	0	0	0	0	0.00%
Residential real estate	0	180	0	0	0.00%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$0	$180	$0	$0	0.00%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended June 30, 2025
	Term Extension	Other-Than- Insignificant Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$422	$0	$0	$3,466	0.19%
Nonowner-occupied	5,698	4,616	5,162	0	0.19%
Other commercial	1,962	0	0	0	0.05%
Residential real estate	0	0	0	0	0.00%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$8,082	$4,616	$5,162	$3,466	0.09%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Six Months ended June 30, 2026
	Term Extension	Other-Than- Insignificant Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$1,209	$37	$0	$0	0.06%
Nonowner-occupied	0	0	0	0	0.00%
Other commercial	0	0	0	0	0.00%
Residential real estate	0	180	0	0	0.00%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$1,209	$217	$0	$0	0.01%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Six Months ended June 30, 2025
	Term Extension	Other-Than- Insignificant Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$422	$0	$0	$3,466	0.19%
Nonowner-occupied	5,698	4,616	5,341	0	0.20%
Other commercial	9,232	0	0	0	0.25%
Residential real estate	0	0	0	0	0.00%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$15,352	$4,616	$5,341	$3,466	0.12%

As of June 30, 2026 and December 31, 2025, there were commitments to lend additional funds of $9 and $139, respectively, to debtors owing loan receivables whose terms have been modified.
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
United closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance in the 12 months after a modification made to borrowers experiencing financial difficulty presented by class of financing receivable:

	Payment Status (Amortized Cost Basis)
	As of June 30, 2026			As of June 30, 2025
	Current	30-89 Days Past Due	90+ Days Past Due	Current	30-89 Days Past Due	90+ Days Past Due
Commercial real estate:
Owner-occupied	$1,246	$0	$0	$3,888	$0	$0
Nonowner-occupied	3,568	0	0	11,307	4,399	0
Other commercial	651	0	0	9,232	0	0
Residential real estate	180	0	0	172	0	0
Construction & land development	0	0	0	47	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$5,645	$0	$0	$24,646	$4,399	$0

The following table presents the financial effect of loan and lease modifications to borrowers experiencing financial difficulty for the three and six months ended June 30, 2026 and 2025.

	For the Three Months Ended			For the Three Months Ended
	June 30, 2026			June 30, 2025
	Weighted- Average Interest Rate Reduction	Weighted Average Payment Delay (in years)	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Payment Delay (in years)	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.00%	0	0	0.50%	2.4	0
Nonowner-occupied	0.00%	0	0	0.50%	2.0	0.4
Other Commercial	0.00%	0	0	0.00%	0	0.3
Residential Real Estate	0.00%	0.3	0	0.00%	0	0
Construction & land development	0.00%	0	0	0.00%	0	0
Consumer:
Bankcard	0.00%	0	0	0.00%	0	0
Other consumer	0.00%	0	0	0.00%	0	0

	For the Six Months Ended			For the Six Months Ended
	June 30, 2026			June 30, 2025
	Weighted- Average Interest Rate Reduction	Weighted Average Payment Delay (in years)	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Payment Delay (in years)	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.00%	1.0	3.3	0.50%	2.4	1.0
Nonowner-occupied	0.00%	0	0	0.50%	2.0	0.4
Other Commercial	0.00%	0	0	0.00%	0	0.5
Residential Real Estate	0.00%	0.3	0	0.00%	0	0
Construction & land development	0.00%	0	0	0.00%	0	0
Consumer:
Bankcard	0.00%	0	0	0.00%	0	0
Other consumer	0.00%	0	0	0.00%	0	0
No loan or lease modifications completed within the last 12 months to borrowers experiencing financial difficulty had a payment default during the three and six months ended June 30, 2026 and 2025.
United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of June 30, 2026 and December 31, 2025:

	Collateral Dependent Loans and Leases
	At June 30, 2026
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$0	$0	$3,680	$22,929	$26,609
Nonowner-occupied	4,218	0	16	73,414	22,781	100,429
Other commercial	21	7,020	0	4,823	2,876	14,740
Residential real estate	6,398	0	202	0	3	6,603

	Collateral Dependent Loans and Leases
	At June 30, 2026
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Construction & land development	1,421	0	2,341	0	0	3,762
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$12,058	$7,020	$2,559	$81,917	$48,589	$152,143

	Collateral Dependent Loans and Leases
	At December 31, 2025
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$0	$0	$3,094	$19,366	$22,460
Nonowner-occupied	6,830	0	0	84,786	38,761	130,377
Other commercial	0	4,005	0	4,893	3,174	12,072
Residential real estate	6,049	0	0	0	5	6,054
Construction & land development	250	0	849	0	1,170	2,269
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$13,129	$4,005	$849	$92,773	$62,476	$173,232

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
Commercial Real Estate – Owner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2026	2026	2025	2024	2023	2022	Prior
Internal Risk Grade:
Pass	$166,142	$370,636	$344,710	$190,172	$275,178	$732,303	$52,892	$0	$2,132,033
Special Mention	0	51	0	271	144	3,204	0	0	3,670
Substandard	0	715	0	242	3,661	19,378	11,007	0	35,003
Doubtful	0	0	0	0	0	194	0	0	194

Total	$166,142	$371,402	$344,710	$190,685	$278,983	$755,079	$63,899	$0	$2,170,900

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	7	228	0	0	235

Current-period net recoveries	$0	$0	$0	$0	$7	$228	$0	$0	$235

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$353,313	$362,198	$196,733	$301,328	$278,290	$555,204	$51,711	$0	$2,098,777
Special Mention	0	0	4,842	0	0	3,727	2,695	0	11,264
Substandard	0	246	4,027	3,402	0	19,671	8,220	116	35,682
Doubtful	0	0	0	0	0	198	0	0	198

Total	$353,313	$362,444	$205,602	$304,730	$278,290	$578,800	$62,626	$116	$2,145,921

Current-period charge-offs	0	0	0	0	0	(228)	0	0	(228)
Current-period recoveries	0	0	0	14	0	304	0	0	318

Current-period net recoveries	$0	$0	$0	$14	$0	$76	$0	$0	$90

Commercial Real Estate – Nonowner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2026	2026	2025	2024	2023	2022	Prior
Internal Risk Grade:
Pass	$1,142,967	$1,706,361	$987,376	$667,400	$1,572,441	$2,084,683	$104,910	$0	$8,266,138
Special Mention	0	1,967	6,748	13,508	38,250	225,904	0	0	286,377
Substandard	0	0	8	8,888	40,914	96,895	22,407	0	169,112
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,142,967	$1,708,328	$994,132	$689,796	$1,651,605	$2,407,482	$127,317	$0	$8,721,627

Current-period charge-offs	0	0	0	0	0	(4,918)	0	0	(4,918)
Current-period recoveries	0	0	0	0	0	74	0	0	74

Current-period net charge-offs	$0	$0	$0	$0	$0	$(4,844)	$0	$0	$(4,844)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$1,628,785	$856,235	$760,043	$1,917,759	$1,165,300	$1,397,941	$143,406	$0	$7,869,469
Special Mention	1,983	0	7,058	51,603	113,708	120,213	0	0	294,565
Substandard	0	0	5,431	48,950	5,323	97,607	22,175	0	179,486
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,630,768	$856,235	$772,532	$2,018,312	$1,284,331	$1,615,761	$165,581	$0	$8,343,520

Current-period charge-offs	0	0	0	0	0	(35,798)	0	0	(35,798)
Current-period recoveries	0	0	0	0	0	160	0	0	160

Current-period net charge-offs	$0	$0	$0	$0	$0	$(35,638)	$0	$0	$(35,638)

Other commercial

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of June 30, 2026	2026	2025	2024	2023	2022	Prior
Internal Risk Grade:
Pass	$209,541	$592,836	$342,487	$423,328	$178,891	$813,484	$1,194,096	$29	$3,754,692
Special Mention	80	0	1,571	3,232	344	408	187	0	5,822
Substandard	0	55	1,416	2,389	5,133	31,596	5,884	0	46,473
Doubtful	0	0	0	0	0	0	0	0	0

Total	$209,621	$592,891	$345,474	$428,949	$184,368	$845,488	$1,200,167	$29	$3,806,987

Current-period charge-offs	(60)	(13)	(102)	(250)	(600)	(3,978)	(573)	0	(5,576)
Current-period recoveries	0	5	1	12	0	653	28	0	699

Current-period net charge-offs	$(60)	$(8)	$(101)	$(238)	$(600)	$(3,325)	$(545)	$0	$(4,877)

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$628,597	$373,700	$472,334	$214,442	$324,424	$600,824	$1,117,879	$47	$3,732,247
Special Mention	5	431	117	949	1,128	9,012	458	0	12,100
Substandard	0	1,689	2,853	6,225	6,926	17,469	5,324	0	40,486
Doubtful	0	0	0	0	0	0	0	0	0

Total	$628,602	$375,820	$475,304	$221,616	$332,478	$627,305	$1,123,661	$47	$3,784,833

Current-period charge-offs	0	(48)	(150)	(229)	(1,625)	(2,459)	(913)	0	(5,424)
Current-period recoveries	0	0	27	75	32	2,111	64	0	2,309

Current-period net charge-offs	$0	$(48)	$(123)	$(154)	$(1,593)	$(348)	$(849)	$0	$(3,115)

Residential Real Estate

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2026	2026	2025	2024	2023	2022	Prior
Internal Risk Grade:
Pass	$498,655	$798,617	$388,548	$659,384	$1,484,851	$1,799,484	$526,415	$145	$6,156,099
Special Mention	10	0	162	653	0	1,675	592	0	3,092
Substandard	0	0	310	836	202	19,299	172	0	20,819
Doubtful	0	0	0	0	0	0	0	0	0

Total	$498,665	$798,617	$389,020	$660,873	$1,485,053	$1,820,458	$527,179	$145	$6,180,010

Current-period charge-offs	0	0	0	0	0	(275)	0	0	(275)
Current-period recoveries	0	0	0	0	16	59	11	0	86

Current-period net recoveries (charge-offs)	$0	$0	$0	$0	$16	$(216)	$11	$0	$(189)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$746,665	$427,238	$784,994	$1,608,513	$822,932	$1,148,481	$533,509	$160	$6,072,492
Special Mention	0	476	104	0	0	4,048	637	0	5,265
Substandard	0	407	107	0	7,800	11,984	207	0	20,505
Doubtful	0	0	0	0	0	0	0	0	0

Total	$746,665	$428,121	$785,205	$1,608,513	$830,732	$1,164,513	$534,353	$160	$6,098,262

Current-period charge-offs	0	(67)	(205)	(189)	(6)	(532)	0	0	(999)
Current-period recoveries	0	0	0	0	2	701	1	0	704

Current-period net (charge-offs) recoveries	$0	$(67)	$(205)	$(189)	$(4)	$169	$1	$0	$(295)

Construction and Land Development

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2026	2026	2025	2024	2023	2022	Prior
Internal Risk Grade:
Pass	$406,527	$936,375	$771,514	$516,967	$268,954	$69,742	$261,284	$0	$3,231,363
Special Mention	0	0	6,536	23,837	11,911	47,841	0	0	90,125
Substandard	0	1,399	305	4,472	299	7,480	100	0	14,055
Doubtful	0	0	0	0	0	0	0	0	0

Total	$406,527	$937,774	$778,355	$545,276	$281,164	$125,063	$261,384	$0	$3,335,543

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	1	0	351	0	0	352

Current-period net recoveries	$0	$0	$0	$1	$0	$351	$0	$0	$352

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$1,031,215	$992,846	$693,752	$401,811	$65,460	$27,716	$305,750	$0	$3,518,550
Special Mention	0	2,827	30,509	0	4,208	8,281	0	0	45,825
Substandard	541	0	4,468	34	0	1,484	0	0	6,527
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,031,756	$995,673	$728,729	$401,845	$69,668	$37,481	$305,750	$0	$3,570,902

Current-period charge-offs	0	0	(141)	0	(103)	(164)	0	0	(408)
Current-period recoveries	0	0	0	0	0	225	0	0	225

Current-period net (charge-offs) recoveries	$0	$0	$(141)	$0	$(103)	$61	$0	$0	$(183)

Bankcard

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2026	2026	2025	2024	2023	2022	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,291	$0	$9,291
Special Mention	0	0	0	0	0	0	27	0	27
Substandard	0	0	0	0	0	0	45	0	45
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,363	$0	$9,363

Current-period charge-offs	0	0	0	0	0	0	(115)	0	(115)
Current-period recoveries	0	0	0	0	0	0	20	0	20

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(95)	$0	$(95)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,603	$0	$9,603
Special Mention	0	0	0	0	0	0	28	0	28
Substandard	0	0	0	0	0	0	55	0	55
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,686	$0	$9,686

Current-period charge-offs	0	0	0	0	0	0	(320)	0	(320)
Current-period recoveries	0	0	0	0	0	0	55	0	55

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(265)	$0	$(265)

Other Consumer

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of June 30, 2026	2026	2025	2024	2023	2022	Prior
Internal Risk Grade:
Pass	$201,429	$284,851	$71,522	$59,114	$110,234	$42,465	$1,941	$0	$771,556
Special Mention	157	929	423	703	4,678	2,503	6	0	9,399
Substandard	0	220	6	21	341	260	5	0	853
Doubtful	0	0	0	0	0	0	0	0	0

Total	$201,586	$286,000	$71,951	$59,838	$115,253	$45,228	$1,952	$0	$781,808

Current-period charge-offs	0	(200)	(17)	(136)	(1,013)	(693)	0	0	(2,059)
Current-period recoveries	0	5	7	13	314	385	0	0	724

Current-period net charge-offs	$0	$(195)	$(10)	$(123)	$(699)	$(308)	$0	$0	$(1,335)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$346,057	$90,623	$79,353	$157,220	$57,987	$18,929	$2,104	$0	$752,273
Special Mention	682	446	821	6,741	3,794	1,171	13	0	13,668
Substandard	221	57	88	617	464	101	7	0	1,555
Doubtful	0	0	0	0	0	0	0	0	0

Total	$346,960	$91,126	$80,262	$164,578	$62,245	$20,201	$2,124	$0	$767,496

Current-period charge-offs	(15)	(185)	(507)	(4,547)	(1,698)	(783)	0	0	(7,735)
Current-period recoveries	0	7	78	642	273	429	0	0	1,429

Current-period net charge-offs	$(15)	$(178)	$(429)	$(3,905)	$(1,425)	$(354)	$0	$0	$(6,306)

At June 30, 2026 and December 31, 2025, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $10,212 and $8,857, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At June 30, 2026 and December 31, 2025, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $2,324 and $1,868, respectively.

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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable was $85,508 and $95,960 at June 30, 2026 and December 31, 2025, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.
The following table represents the accrued interest receivable as of June 30, 2026 and December 31, 2025:

	Accrued Interest Receivable
	At June 30, 2026	At December 31, 2025
Commercial Real Estate:
Owner-occupied	$6,453	$6,922
Nonowner-occupied	31,565	37,086
Other Commercial	9,971	11,822
Residential Real Estate	21,763	21,643
Construction	13,376	16,046
Consumer:
Bankcard	0	0
Other consumer	2,380	2,441

Total	$85,508	$95,960

The following table represents the accrued interest receivables written off by reversing interest income for the three months and six months ended June 30, 2026 and 2025:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Commercial real estate:
Owner-occupied	$4	$41	$4	$68
Nonowner-occupied	260	88	264	100
Other commercial	206	44	208	77
Residential real estate	102	182	222	406
Construction & land development	76	163	76	207
Consumer:
Bankcard	0	0	0	0
Other consumer	26	73	65	149

Total	$674	$591	$839	$1,007

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
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $37,222 and $35,075 at June 30, 2026 and December 31, 2025, respectively, is separately classified on the balance sheet and is included in other liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
United’s allowance for loan and lease losses at June 30, 2026 was relatively flat from December 31, 2025, increasing $1,986 or less than 1%.

The second quarter of 2026 qualitative adjustments include analyses of the following:

•	Current conditions – United considered the impact of changes in collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; and concentrations of credit.

•
Reasonable and supportable forecasts
– The forecast is determined on a
portfolio-by-portfolio
basis by relating the correlation of real GDP, the unemployment rate, commercial real estate price index, mortgage rate, house price index and real disposable personal income to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•
The forecast for real GDP declined slightly in the second quarter, from a projection of 2.40% for 2026 as of mid-March
2026 to 2.20% for 2026 as of
mid-June
with a projection of 2.30% for 2027. The unemployment rate forecast improved slightly in the second quarter with a projection of 4.40% for 2026 as of mid-March
2026 to 4.30% as of
mid-June
2026 with projection of 4.30% for 2027. The forecast for the house price index declined in the second quarter with a projection of 0.67% for 2026 and 0.70% for 2027 compared to 1.82% and 2.24% for 2026 and 2027, respectively, in the first quarter. Similarly, the mortgage rate increased to 6.32% for 2026 and 2027 during the second quarter compared to 6.13% in 2026 and 6.22% in 2027 in the first quarter. The real disposable personal income forecast declined for 2026 from 2.03% in the first quarter to 0.87% in the second quarter but improved for 2027 from 2.13% in the first quarter to 2.40% in the second quarter. The outlook for the commercial real estate price index experienced minimal change in the second quarter as compared to the first quarter of 2026.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.
A progression of the allowance for loan and lease losses, by portfolio segment, for the periods indicated is summarized as follows:

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Three Months Ended June 30, 2026
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$13,643	$101,745	$62,373	$53,630	$53,877	$943	$13,388	$299,599
Charge-offs	0	(1,054)	(4,142)	0	0	(54)	(863)	(6,113)
Recoveries	219	73	121	35	352	15	240	1,055
Provision	(109)	6,838	324	(93)	(2,909)	125	787	4,963

Ending balance	$13,753	$107,602	$58,676	$53,572	$51,320	$1,029	$13,552	$299,504

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Six Months Ended June 30, 2026
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$13,564	$96,716	$61,729	$53,949	$57,967	$889	$12,704	$297,518
Charge-offs	0	(4,918)	(5,576)	(275)	0	(115)	(2,059)	(12,943)
Recoveries	235	74	699	86	352	20	724	2,190
Provision	(46)	15,730	1,824	(188)	(6,999)	235	2,183	12,739

Ending balance	$13,753	$107,602	$58,676	$53,572	$51,320	$1,029	$13,552	$299,504

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases For the Year Ended December 31, 2025
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$11,852	$74,522	$65,105	$46,373	$63,621	$891	$9,480	$271,844
Initial allowance for PCD loans (acquired during the period)	795	11,059	872	208	4,584	0	0	17,518
Charge-offs	(228)	(35,798)	(5,424)	(999)	(408)	(320)	(7,735)	(50,912)
Recoveries	318	160	2,309	704	225	55	1,429	5,200
Provision	827	46,773	(1,133)	7,663	(10,055)	263	9,530	53,868

Ending balance	$13,564	$96,716	$61,729	$53,949	$57,967	$889	$12,704	$297,518

6. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	June 30, 2026
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$137,929	($109,338)	$137,929	($109,338)

Goodwill not subject to amortization	$2,018,848		$2,018,848

	December 31, 2025
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$137,929	($105,662)	$137,929	($105,662)

Goodwill not subject to amortization	$2,018,848		$2,018,848

United incurred amortization expense of $1,838 and $3,676 for the three and six months ended June 30, 2026 as compared to $2,341 and $4,682 for the three and six months ended June 30, 2025, respectively.
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

The components of lease expense were as follows:

		Three Months Ended	Three Months Ended
	Classification	June 30, 2026	June 30, 2025
Operating lease cost	Net occupancy expense	$5,118	$5,128
Sublease income	Net occupancy expense	(52)	(51)

Net lease cost		$5,066	$5,077

		Six Months Ended	Six Months Ended
	Classification	June 30, 2026	June 30, 2025
Operating lease cost	Net occupancy expense	$10,204	$10,028
Sublease income	Net occupancy expense	(104)	(101)

Net lease cost		$10,100	$9,927

Supplemental balance sheet information related to leases was as follows:

	Classification	June 30, 2026	December 31, 2025
Operating lease right-of-use assets	Operating lease right-of-use assets	$92,772	$89,312
Operating lease liabilities	Operating lease liabilities	$99,757	$95,392
Other information related to leases was as follows:

June 30, 2026
Weighted-average remaining lease term:
Operating leases	7.60 years
Weighted-average discount rate:
Operating leases	3.77%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	June 30, 2026	June 30, 2025
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$5,101	$5,099
ROU assets obtained in the exchange for lease liabilities	9,713	8,797

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$10,188	$9,971
ROU assets obtained in the exchange for lease liabilities	12,087	12,650
Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2025, consists of the following as of June 30, 2026:

Year	Amount
2026	$9,519
2027	18,673
2028	16,849
2029	14,787
2030	12,784
Thereafter	43,542

Total lease payments	116,154
Less: imputed interest	(16,397)

Total	$99,757

8. SHORT-TERM BORROWINGS
At June 30, 2026 and December 31, 2025, short-term borrowings were as follows:

	As of June 30, 2026	As of December 31, 2025
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	166,996	198,573

Total short-term borrowings	$166,996	$198,573

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
United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360 day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At June 30, 2026, United had no outstanding balance under this credit.
9. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the Federal Home Loan Bank (“FHLB”). Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At June 30, 2026, United had an unused borrowing amount of approximately $9,253,375 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At June 30, 2026, a $250,000 FHLB advance with a weighted-average contractual interest rate of 3.82% and a weighted-average effective interest rate of 0.59% is scheduled to mature in 2026. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at June 30, 2026 to manage interest rate risk on its long-term debt.
At June 30, 2026, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At June 30, 2026 and December 31, 2025, the outstanding balance of the Debentures was $282,615 and $281,817, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities. Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $6,919,609 and $6,408,827 of loan commitments outstanding as of June 30, 2026 and December 31, 2025, respectively, approximately 33% of which contractually expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of June 30, 2026 and December 31, 2025, United had $125 and $2,762 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $170,436 and $166,885 as of June 30, 2026 and December 31, 2025, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking
Related to its mortgage banking activities, United provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s reserve was immaterial as of June 30, 2026 and December 31, 2025.
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
United holds an interest rate swap derivative with a notional amount of $250,000. The derivative is designated as a cash flow hedge and is intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. As of June 30, 2026, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $8,528 will be reclassified from AOCI as a decrease to interest expense over the next
12-months
following June 30, 2026 related to the cash flow hedges. As of June 30, 2026, the maximum length of time over which forecasted transactions are hedged is f our
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
The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $250,000 for asset derivatives as of June 30, 2026. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.

United enters into interest rate lock commitments to finance residential mortgage loans with its customers. These commitments, which contain fixed expiration dates, offer the borrower an interest rate guarantee provided the loan meets underwriting guidelines and closes within the timeframe established by United. Interest rate risk arises on these commitments and subsequently closed loans if interest rates change between the time of the interest rate lock and the delivery of the loan to the investor. Market risk on interest rate lock commitments and mortgage loans held for sale is managed using corresponding forward mortgage loan sales contracts. United is a party to these forward mortgage loan sales contracts to sell loans with servicing released and short sales of mortgage-backed securities. When the interest rate is locked with the borrower, the rate lock commitment, forward sale agreement, and mortgage-backed security position are undesignated derivatives and marked to fair value through earnings. A detailed discussion to determine the fair value of derivative financial instruments is presented in Note 12 to these unaudited Notes to Consolidated Financial Statements. Income from mortgage banking activities includes the gain recognized for the period presented and associated elements of fair value.
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at June 30, 2026 and December 31, 2025.

	Asset Derivatives
	June 30, 2026			December 31, 2025
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$8,798	$394	Other assets	$9,466	$316

Total Fair Value Hedges		$8,798	$394		$9,466	$316
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$250,000	$0	Other assets	$250,000	$0

Total Cash Flow Hedges		$250,000	$0		$250,000	$0

Total derivatives designated as hedging instruments		$258,798	$394		$259,466	$316

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$0	$0	Other assets	$3,981	$15
Interest rate lock commitments	Other assets	36,350	804	Other assets	23,046	458

Total derivatives not designated as hedging instruments		$36,350	$804		$27,027	$473

Total asset derivatives		$295,148	$1,198		$286,493	$789

	Liability Derivatives
	June 30, 2026			December 31, 2025
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
TBA mortgage-backed securities	Other liabilities	$55,584	$77	Other liabilities	$33,882	$70
Forward loan sales commitments	Other liabilities	1,784	1	Other liabilities	0	0

Total derivatives not designated as hedging instruments		$57,368	$78		$33,882	$70

Total liability derivatives		$57,368	$78		$33,882	$70

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities)
that
are designated as a fair value accounting relationship as of June 30, 2026 and December 31, 2025.

		June 30, 2026
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$8,798	$(405)	$0

		December 31, 2025
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$9,466	$(331)	$0
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
The effect of United’s derivative financial instruments on its unaudited Cons ol
idated Statements of Income for the three and six months ended June 30, 2026 and 2025 are presented as follows:

		Three Months Ended
	Income Statement Location	June 30, 2026	June 30, 2025
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$2,016	$2,465
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	2	(1)

Total derivatives in hedging relationships		$2,018	$2,464

		Three Months Ended
	Income Statement Location	June 30, 2026	June 30, 2025
Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$18	$39
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(489)	(403)
Interest rate lock commitments	Income from Mortgage Banking Activities	(27)	0

Total derivatives not designated as hedging instruments		$(498)	$(364)

Total derivatives		$1,520	$2,100

		Six Months Ended
	Income Statement Location	June 30, 2026	June 30, 2025
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$4,035	$4,917
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	4	(3)

Total derivatives in hedging relationships		$4,039	$4,914

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(15)	$64
TBA mortgage-backed securities	Income from Mortgage Banking Activities	(8)	(841)
Interest rate lock commitments	Income from Mortgage Banking Activities	321	335

Total derivatives not designated as hedging instruments		$298	$(442)

Total derivatives		$4,337	$4,472

For the three and six months ended June 30, 2026 and 2025, changes in the fair value of any interest rate swaps attributed to he
dge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of
Income
.
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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at June 30, 2026, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at June 30, 2026. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For June 30, 2026, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.043% to 0.313% with a weighted average increase of 0.202%.
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
The Company records its interest rate lock commitments, forward loan sales commitments and TBA mortgage-backed securities at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Interest rate risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United enters into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”) adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments. (“Level 2”) adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For June 30, 2026, the range of historical sales prices increased the investor’s indicated pricing by a range of
0.043
% to
0.313
% with a weighted average increase of
0.202
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
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of June 30, 2026 and December
31
, 2025, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at June 30, 2026 Using
Description	Balance as of June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$279,791	$0	$279,791	$0
State and political subdivisions	509,240	0	509,240	0
Residential mortgage-backed securities
Agency	1,790,188	0	1,790,188	0
Non-agency	38,348	0	38,348	0

		Fair Value at June 30, 2026 Using
Description	Balance as of June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Commercial mortgage-backed securities
Agency	312,760	0	312,760	0
Asset-backed securities	173,527	0	173,527	0
Single issue trust preferred securities	12,958	0	12,958	0
Other corporate securities	202,938	4,514	198,424	0

Total available for sale securities	3,319,750	4,514	3,315,236	0
Equity securities:
Financial services industry	18,809	18,809	0	0
Equity mutual funds (1)	6,028	6,028	0	0
Fixed income mutual funds	5,270	5,270	0	0

Total equity securities	30,107	30,107	0	0
Loans held for sale	35,224	0	0	35,224
Derivative financial assets:
Interest rate swap contracts	394	0	394	0
Interest rate lock commitments	804	0	0	804

Total derivative financial assets	1,198	0	394	804
Liabilities
Derivative financial liabilities:
Forward loan sales commitments	1	0	0	1
TBA mortgage-backed securities	77	0	0	77

Total derivative financial liabilities	78	0	0	78

		Fair Value at December 31, 2025 Using
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$281,657	$0	$281,657	$0
State and political subdivisions	516,926	0	516,926	0
Residential mortgage-backed securities
Agency	1,358,636	0	1,358,636	0
Non-agency	38,885	0	38,885	0
Commercial mortgage-backed securities
Agency	395,073	0	395,073	0
Asset-backed securities	223,254	0	223,254	0
Single issue trust preferred securities	12,658	0	12,658	0
Other corporate securities	232,363	4,678	227,685	0

Total available for sale securities	3,059,452	4,678	3,054,774	0
Equity securities:
Financial services industry	25,825	20,421	5,404	0
Equity mutual funds (1)	3,610	3,610	0	0
Fixed income mutual funds	5,325	5,325	0	0

Total equi ty securities	34,760	29,356	5,404	0
Loans held for sale	31,277	0	0	31,277
Derivative financial assets:
Interest rate swap contracts	316	0	316	0
Forward loan sales commitments	15	0	0	15
Interest rate lock commitments	458	0	0	458

Total derivative financial assets	789	0	316	473

		Fair Value at December 31, 2025 Using
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	70	0	0	70

Total derivative financial liabilities	70	0	0	70

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the three and six
 months ended June 30, 2026 and the year ended December 31, 2025.
The following tables present additional information about financial assets and liabilities measured at fair value at June 30, 2026 and December 31, 2025 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

		Derivative Assets		Derivative Liabilities
June 30, 2026	Loans Held for Sale	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
Balance, beginning of period	$31,277	$15	$458	$70	$0
Originations	195,196	0	0	0	0
Sales proceeds	(196,726)	0	0	0	0
Transfers other	0	(15)	346	7	1
Total gains during the period recognized in earnings	5,477	0	0	0	0

Balance, end of period	$35,224	$0	$804	$77	$1

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$65	$0	$804	$77	$1

		Derivative Assets			Derivative Liabilities
December 31, 2025	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
Balance, beginning of period	$44,360	$278	$0	$339	$0	$20
Originations	370,856	0	0	0	0	0
Sales	(393,506)	0	0	0	0	0
Transfers other	0	(278)	15	119	70	(20)
Total gains during the period recognized in earnings	9,567	0	0	0	0	0

Balance, end of period	$31,277	$0	$15	$458	$70	$0

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$48	$0	$15	$458	$70	$0
Fair Value Option
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended June 30, 2026	Three Months Ended June 30, 2025
Income from mortgage banking activities	$540	$292

Description	Six Months Ended June 30, 2026	Six Months Ended June 30, 2025
Income from mortgage banking activities	$65	$400
No loans held for sale were past due or on nonaccrual status as of June 30, 2026 and December 31, 2025.
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	June 30, 2026			December 31, 2025
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$34,450	$35,224	$774	$30,567	$31,277	$710
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
OREO
: OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried on the balance sheet at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Fair value is determined by one of two market approach methods depending on whether the property has been vacated and an appraisal can be conducted. If the property has yet to be vacated and thus an appraisal cannot be performed, a Brokers Price Opinion (i.e. BPO), is obtained. A BPO represents a best estimate valuation performed by a realtor based on knowledge of current property values and a visual examination of the exterior condition of the property. Once the property is subsequently vacated, a formal appraisal is obtained and the recorded asset value appropriately adjusted. On the other hand, if the OREO property has been vacated and an appraisal can be conducted, the fair value of the property is determined based upon the appraisal using a market approach. An authorized independent appraiser conducts appraisals for United. Appraisals for property other than ongoing construction are ba sed
on consideration of comparable property sales (“Level 2”). In contrast, valuation of ongoing construction assets requires some degree of professional judgment. In conducting an appraisal for ongoing construction property, the appraiser develops two appraised amounts: an “as is” appraised value and a “completed” value. Based on professional judgment and their knowledge of the particular situation, management determines the appropriate fair value to be utilized for such property (“Level 3”). As a matter of policy, valuations are reviewed at least annually and appraisals are generally updated on a bi-annual
basis with values lowered as necessary.
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles.
Goodwill
is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting unit as of September 30, 2025. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty, market volatility and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Piedmont in the first six months of 2025, no other fair value measurement of intangible assets was made during the three and six months ended June 30, 2026 and 2025.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

		Fair Value at June 30, 2026
Description	Balance as of June 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Individually assessed loans	$68,149	$0	$66,564	$1,585	$(5,368)
OREO	10,212	0	10,212	0	(42)

		Fair Value at December 31, 2025
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	YTD Gains (Losses)
Assets
Individually assessed loans	$51,485	$0	$49,870	$1,615	$1,172
OREO	8,857	0	8,857	0	0
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
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
June 30, 2026
Cash and cash equivalents	$2,081,303	$2,081,303	$0	$2,081,303	$0
Securities available for sale	3,319,750	3,319,750	4,514	3,315,236	0
Securities held to maturity	1,006	1,020	0	0	1,020
Equity securities	30,107	30,107	30,107	0	0
Other securities	308,168	292,760	0	0	292,760
Loans held for sale	35,224	35,224	0	0	35,224
Net loans	24,695,020	24,611,507	0	0	24,611,507
Derivative financial assets	1,198	1,198	0	394	804
Deposits	27,170,747	27,130,646	0	27,130,646	0
Short-term borrowings	166,996	166,996	0	166,996	0
Long-term borrowings	532,615	527,456	0	527,456	0
Derivative financial liabilities	78	78	0	0	78
December 31, 2025
Cash and cash equivalents	$2,542,250	$2,542,250	$0	$2,542,250	$0
Securities available for sale	3,059,452	3,059,452	4,678	3,054,774	0
Securities held to maturity	1,004	1,020	0	0	1,020
Equity securities	34,760	34,760	29,356	5,404	0
Other securities	305,184	289,925	0	0	289,925
Loans held for sale	31,277	31,277	0	0	31,277
Net loans	24,411,604	24,432,980	0	0	24,432,980
Derivative financial assets	789	789	0	316	473
Deposits	27,060,939	27,031,873	0	27,031,873	0
Short-term borrowings	198,573	198,573	0	198,573	0
Long-term borrowings	531,817	524,281	0	524,281	0
Derivative financial liabilities	70	70	0	70	0
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
During the first six months of 2026, a total of 155,135 shares of restricted stock and 226,556 of restricted stock units were granted under the 2025 EIP. No stock options were granted under the 2025 EIP during the first six months of 2026. Compensation expense of $3,938 and $7,152 related to the all share-based grants and awards under United’s Long-Term Incentive Plans was incurred for the second quarter and first six months of 2026, respectively, as compared to compensation expense of $3,384 and $6,259 related to the all share-based grants and awards under United’s Long-Term Incentive Plans for the second quarter and first six months of 2025, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
Stock Options
During the first six months of 2026, no stock option awards were granted under the 2025 EIP. United does have options outstanding from various plans (the “Prior Plans”) under which stock options were granted; however, no shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms. The maximum term for options granted under the Prior Plans is ten (10) years.
A summary of activity under United’s stock option plans as of June 30, 2026, and the changes during the first six months of 2026 are presented below:

			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2026	909,516			$36.78
Exercised	(86,357)			31.61
Forfeited or expired	(6,351)			36.43

Outstanding at June 30, 2026	816,808	$6,945	2.2	$37.33

Exercisable at June 30, 2026	816,808	$6,945	2.2	$37.33

During the six months ended June 30, 2026 and 2025, 86,357 and 10,394 shares, respectively, were issued in connection wi th
stock option exercises. All shares issued in connection with stock option exercises for the six months ended June 30, 2026 and 2025 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the six months ended June 30, 2026 and 2025 was $1,039 and $63, respectively.
As of June 30, 2026, there was no unrecognized compensation cost related to nonvested stock option awards.
Restricted Stock
During the first six months of 2026, restricted stock awards totaling 155,135 shares were granted under the 2025 EIP. Under the 2025 EIP, recipients of restricted stock will have the right to vote all shares subject to such grant, whether or not the shares have vested, but any dividends paid upon any restricted stock will be retained by the Company during the period of restriction, and will be paid to the relevant grantee (without interest) when the restricted stock vests and will revert back to the Company if for any reason the restricted stock upon which such dividends were paid is forfeited by the grantee prior to vesting. United also has unvested restricted stock awards granted to key employees and non-employee
directors of the Company under the 2020 LTI Plan. Shares of restricted stock granted under the 2020 LTI Plan to participants were scheduled to vest no sooner than
1/3
per year over the first
three
anniversaries of the award. Recipients of shares of

restricted stock under the 2020 LTI Plan did not pay any consideration to United for the shares, had the right to vote all shares subject to such grant and received all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of June 30, 2026, the total unrecognized compensation cost related to nonvested restricted stock awards was $10,424 with a weighted-average expense recognition period of 1.3 years.
The following summarizes the changes to United’s nonvested restricted common shares for the period ended June 30, 2026:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2026	325,427	$36.52
Granted	155,135	44.07
Vested	(157,764)	37.14
Forfeited	(4,329)	39.12

Nonvested at June 30, 2026	318,469	$39.85

Restricted Stock Units
During the first six months of 2026, restricted stock units (“RSUs”) totaling 226,556 were granted to key employees of the Company under the 2025 EIP. These RSUs awarded help align the interests of these employees with the interests of the shareholders of United by providing economic value directly related to the performance of the Company. United also has unvested RSUs granted under the 2020 LTI Plan. RSUs granted under these two plans are time-vested RSUs, performance-vested RSUs, or a combination of both. Currently, time-vested RSUs vest ratably over three years from the date of grant. Performance-vested RSUs cliff-vest after assessment of the Company’s performance over a period of three years. The number of performance-vested RSUs outstanding as of June 30, 2026 that will vest in the future is determined by two metrics measured relative to peers: Return on Average Tangible Common Equity (“ROATCE”) and Total Shareholder Return (“TSR”). Based on ASC Topic 718, “Compensation – Stock Compensation,” the ROATCE comparison is considered a performance condition while the TSR comparison is considered a market condition. There will be no payout of the performance-vested awards if the threshold performance is not achieved. United communicates the specific threshold, target, and maximum performance-vested RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividend equivalents are accrued but not paid in respect to the awards until the RSUs vest. The holder does not have the right to vote the shares until shares of common stock are delivered in respect of vested RSUs. The value of the time-vested RSUs and the performance-vested, based on the performance condition, RSUs awarded is established as the fair market value of the stock at the time of the grant. The value of the performance-vested, based on the market condition, RSUs awarded is estimated through the use of a Monte Carlo valuation model as of the grant date. The Company recognizes expense on the RSUs in accordance with ASC Topic
71
8.
The following table summarizes the status of United’s nonvested RSUs during the first six months of 2026:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2026	595,485	$35.28
Granted	226,556	47.83
Vested	(157,695)	38.24
Forfeited or expired	(28,880)	39.89

Nonvested at June 30, 2026	635,466	$38.81

As of June 30, 2026, the total unrecognized compensation cost related to nonvested restricted stock units was $16,111 with a weighted-average expense recognition period of 1.5 years.

14. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first six months of 2026 and 2025.
Included in accumulated other comprehensive income at December 31, 2025 are unrecognized actuarial losses of $10,725 that have not yet been recognized in net periodic pension cost.
Net periodic pension costs, except for service cost, are recognized in employee benefits on the consolidated statements of income. Service cost is recognized in employee compensation.
Net periodic pension cost for the three and six months ended June 30, 2026 and 2025 included the following components:

	Three Months Ended June 30		Six Months Ended June 30
	2026	2025	2026	2025
Service cost	$336	$348	$668	$692
Interest cost	1,763	1,835	3,507	3,650
Expected return on plan assets	(2,898)	(2,751)	(5,764)	(5,472)
Recognized net actuarial loss	0	0	0	0

Net periodic pension (benefit) cost	$(799)	$(568)	$(1,589)	$(1,130)

Weighted-average assumptions:
Discount Rate	5.66%	5.76%	5.66%	5.76%
Expected return on assets	6.00%	6.15%	6.00%	6.15%
Rate of Compensation Increase (prior to age 40)	6.00%	6.00%	6.00%	6.00%
Rate of Compensation Increase (ages 40-49)	5.50%	5.50%	5.50%	5.50%
Rate of Compensation Increase (ages 50-54)	5.00%	5.00%	5.00%	5.00%
Rate of Compensation Increase (ages 55-64)	4.00%	4.00%	4.00%	4.00%
Rate of Compensation Increase (otherwise)	3.00%	3.00%	3.00%	3.00%
15. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not,
and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of June 30, 2026, no interest was accrued related to uncertain tax positions as compared to $704 as of June 30, 2025. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2022, 2023 and 2024 and certain State Taxing authorities for the years ended December 31, 2022 through 2024.
United’s effective tax rate was 19.96% and 20.16% for the second quarter and first six months of 2026, respectively, and 20.62% and 20.85% for the second quarter and first six months of 2025. United’s effective tax rate was 20.38% for the first quarter of 2026.

16. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Net Income	$131,377	$120,721	$255,577	$205,027
Available for sale (“AFS”) securities:
Change in net unrealized (loss) gain on AFS securities arising during the period	(3,083)	19,134	(16,292)	62,717
Related income tax effect	737	(4,573)	3,894	(14,989)
Net reclassification adjustment for losses included in net income	9,728	0	9,728	0
Related income tax effect	(2,325)	0	(2,325)	0

Net effect of AFS securities on other comprehensive income	5,057	14,561	(4,995)	47,728

Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge before reclassification to interest expense	2,925	(1,846)	4,765	(5,008)
Related income tax effect	(699)	441	(1,139)	1,197
Net reclassification adjustment for gains included in net income	(2,016)	(2,465)	(4,035)	(4,917)
Related income tax effect	481	589	964	1,175

Net effect of cash flow hedge derivatives on other comprehensive income	691	(3,281)	555	(7,553)

Total change in other comprehensive income (loss), net of tax	5,748	11,280	(4,440)	40,175

Total Comprehensive Income	$137,125	$132,001	$251,137	$245,202

The components of accumulated other comprehensive income for the six months ended June 30, 2026 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a) For the Six Months Ended June 30, 2026
	Unrealized Gains/Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2026	$(158,498)	$23,769	$(4,198)	$(138,927)
Other comprehensive (loss) income before reclassification	(12,398)	3,626	0	(8,772)
Amounts reclassified from accumulated other comprehensive income	7,403	(3,071)	0	4,332

Net current-period other comprehensive (loss) income, net of tax	(4,995)	555	0	(4,440)

Balance at June 30, 2026	$(163,493)	$24,324	$(4,198)	$(143,367)

(a)	All amounts are net-of-tax. United has adopted the portfolio approach for purposes of releasing residual tax effects within AOCI.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Six Months Ended June 30, 2026
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for losses included in net income	$9,728	Net investment securities (losses) gains

	9,728	Total before tax
Related income tax effect	(2,325)	Tax expense

	7,403	Net of tax

Reclassifications out of Accumulated Other Comprehensive Income (AOCI) For the Six Months Ended June 30, 2026
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Cash flow hedge:
Net reclassification adjustment for gains included in net income	(4,035)	Interest expense

	(4,035)	Total before tax
Related income tax effect	964	Tax expense

	(3,071)	Net of tax

Total reclassifications for the period	$4,332

17. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended		Six Months Ended
	June 30		June 30
	2026	2025	2026	2025
Distributed earnings allocated to common stock	$52,243	$52,402	$105,727	$105,913
Undistributed earnings allocated to common stock	78,982	68,046	149,506	98,660

Net earnings allocated to common shareholders	$131,225	$120,448	$255,233	$204,573

Average common shares outstanding	137,982,273	142,206,539	138,691,869	142,175,506
Effect of dilutive common stock-based awards	435,371	237,958	470,230	290,037

Average diluted shares outstanding	138,417,644	142,444,497	139,162,099	142,465,543

Earnings per basic common share	$0.95	$0.85	$1.84	$1.44
Earnings per diluted common share	$0.95	$0.85	$1.83	$1.44
Antidilutive outstanding

common stock-based awards
of 357,799 and 600,438 for the three months and six months ended June 30, 2026, respectively, were excluded from the earnings per diluted common share calculation as compared to 567,520 and 1,003,456 for the three months and six months ended
June
 30, 2025, respectively.
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

As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. United’s wholly owned and indirect wholly owned statutory trust subsidiaries are VIEs for which United is not the primary beneficiary. Accordingly, its accounts are not included in United’s consolidated financial statements. At June 30, 2026 and December 31, 2025, United’s investment (maximum exposure to loss) in these trusts were $12,873 and $12,686, respectively.
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
United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. These partnerships are not consolidated as United is not deemed to be the primary beneficiary. At June 30, 2026 and December 31, 2025, United’s investment (maximum exposure to loss) in these low income housing and community development partnerships were $134,631 and $129,861, respectively, while related unfunded commitments were $92,147 and $103,184 respectively. The total amount of these unfunded commitments in low income housing, community development and other partnerships at June 30, 2026 and December 31, 2025 includes $5,000 to a related interest of a director of the Company. As of June 30, 2026, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

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
Information about the community banking segment net income for the three and six months ended June 30, 2026 and 2025 is as follows:

	For the Three Months Ended June 30		For the Six Months Ended June 30
	2026	2025	2026	2025
Net interest income	$285,312	$274,537	$567,827	$534,592
Provision for credit losses	4,961	5,889	12,737	34,992
Other income	38,506	31,460	72,569	61,014
Other expense
Employee compensation	66,549	62,929	130,042	123,795
Employee benefits	16,296	13,434	32,276	26,725
Net occupancy expense	13,108	12,525	26,121	25,126
OREO expense	516	236	991	258
Net losses on the sales of OREO properties	37	16	37	5
Equipment expense	9,435	8,551	18,175	17,133
Data processing expense	7,148	7,952	14,149	16,407
Bankcard processing expense	631	588	1,254	1,188
FDIC insurance expense	4,550	4,532	9,026	9,260
Other segment expense (a)	36,445	37,257	75,458	81,696

Total other expense	154,715	148,020	307,529	301,593

Income before income taxes	164,142	152,088	320,130	259,021
Income taxes	32,765	31,367	64,553	53,994

Segment net income	131,377	120,721	255,577	205,027
Reconciliation of profit or loss
Adjustments and reconciling items	0	0	0	0

Consolidated net income	$131,377	$120,721	$255,577	$205,027

(a)
Other segment expense includes legal, consulting and other professional services expense, franchise and other taxes not on income, expense for reserve on lending-related commitments, ATM expenses, marketing expense, core deposits amortization, and other general operating expenses.

Information about community banking segment total assets as of June 30, 2026 and 2025 is as follows:

	As of June 30, 2026	As of June 30, 2025
Total Assets	$33,751,832	$32,783,363

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

United desires to provide its shareholders with sound information about past performance and future trends. Consequently, any forward-looking statements contained in this report, in a report incorporated by reference to this report, or made by management of United in this report, in any other reports and filings, in press releases and in oral statements, involve numerous assumptions, risks and uncertainties. Forward-looking statements can be identified by the use of the words “expect,” “may,” “could,” “intend,” “project,” “estimate,” “believe,” “anticipate,” and other words of similar meaning. Such forward-looking statements are based on assumptions and estimates, which although believed to be reasonable, may turn out to be incorrect. Therefore, undue reliance should not be placed upon these estimates and statements. United cannot assure that any of these statements, estimates, or beliefs will be realized and actual results may differ from those contemplated in these “forward-looking statements.” The following factors, among others, could cause the actual results of United’s operations to differ materially from its expectations: (1) the effects of and changes in trade and monetary and fiscal policies and laws, including the interest rate policies of the Federal Reserve and the trade and tariff policies; (2) general competitive, economic, political and market conditions and other factors that may affect future results of United, including changes in asset quality and credit risk; the economic impact of oil and gas prices; the inability to sustain revenue and earnings growth; changes in interest rates and capital markets; inflation; customer borrowing, repayment, investment and deposit practices; the impact, extent and timing of technological changes; capital management activities; and other actions of the Federal Reserve Board and legislative and regulatory actions and reforms; (3) deposit attrition, client loss or revenue loss following completed mergers or acquisitions that may be greater than anticipated; (4) regulatory change risk resulting from new laws, rules, regulations, or accounting principles, including, without limitation, the possibility that regulatory agencies may require higher levels of capital above the current regulatory-mandated minimums and the possibility of changes in accounting standards, policies, principles and practices; (5) the cost and effects of cyber incidents or other failures, interruptions, or security breaches of United’s systems and those of our customers or third-party providers; (6) competitive pressures on product pricing and services; (7) success, impact, and timing of United’s business strategies, including market acceptance of any new products or services; (8) volatility and disruptions in global capital and credit markets; (9) operational, technological, cultural, regulatory, legal, credit and other risks associated with the exploration, consummation and integration of potential future acquisitions; (10) catastrophic events such as hurricanes, tornados, earthquakes, floods or other natural or human disasters, including public health crises and infectious disease outbreaks, as well as any government actions in response to such events; (11) geopolitical risk from terrorist activities and armed conflicts that may result in economic and supply disruptions, and loss of market and consumer confidence; (12) the risks of fluctuations in market prices for United common stock that may or may not reflect economic condition or performance of United; (13) the nature, extent, timing, and results of governmental actions, examinations, reviews, reforms, regulations, and interpretations; and any other risks described in the “Risk Factors” sections of this and other reports filed by United with the Securities and Exchange Commission.

United undertakes no obligation to publicly update any forward-looking statements, whether as a result of new information, future events, or otherwise.

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after June 30, 2026, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and accompanying notes thereto, which are included elsewhere in this document.

ACQUISITION

On January 10, 2025, United consummated its acquisition of Atlanta-based Piedmont Bancorp, Inc. (“Piedmont”). At the acquisition date, Piedmont had total assets of approximately $2.4 billion, total loans of approximately $2.1 billion, total liabilities of approximately $2.2 billion, total deposits of approximately $2.1 billion, and total shareholders’ equity of approximately $202 million. As a result of the Piedmont acquisition, the second quarter and first six months of 2025 included $1.32 million and $31.36 million, respectively, of pre-tax net income-related noninterest expenses and merger-related provision for credit losses.

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

Generally, United has presented a non-GAAP financial measure because it believes that this measure provides meaningful additional information to assist in the evaluation of United’s results of operations or financial position. Presentation of a non-GAAP financial measure is consistent with how United’s management evaluates its performance internally and this non-GAAP financial measure is frequently used by securities analysts, investors and other interested parties in the evaluation of companies in the banking industry. Specifically, this discussion contains certain references to financial measures identified as fully tax-equivalent net interest income and return on average tangible common equity. Management believes these non-GAAP financial measures to be helpful in understanding United’s results of operations or financial position.

Net interest income, the yield on earning assets, yield on investment securities, net interest margin, and interest spread are presented in this Management’s Discussion and Analysis of Financial Condition and Results of Operations on a fully tax-equivalent basis. The fully tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although these are non-GAAP measures, United’s management believes these measures are more widely used within the financial services industry and provide better comparability of net interest income arising from taxable and tax-exempt sources and additional insight into the net interest margin by adjusting for differences in tax treatment of interest income sources. United uses this measure to monitor net interest income performance, net interest margin and yields on earning assets and investment securities and to manage its balance sheet composition.

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

United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of June 30, 2026 were unchanged from the policies disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2025 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION

United’s total assets as of June 30, 2026 were $33.75 billion, remaining steady from December 31, 2025. Investment securities increased $258.63 million or 7.61%, portfolio loans increased $285.40 million or 1.16%, bank-owned life insurance policies increased $10.91 million or 1.99%, operating lease right-of-use assets increased $3.46 million or 3.87%, and loans held for sale increased $3.95 million or 12.62%. Partially offsetting these increases in assets, cash and cash equivalents decreased $460.95 million or 18.13% and interest receivable decreased $9.57 million or 8.76%. Total liabilities remained flat, increasing $77.00 million or less than 1% from year-end 2025. This increase in total liabilities was due mainly to an increase of $109.81 million or less than 1% in deposits, an increase of $4.37 million or 4.58% in operating lease right-of-use liabilities, and an increase of $2.15 million or 6.12% in the allowance for lending-related commitments. Partially offsetting these increases in liabilities was a $31.58 million or 15.90% decrease in securities sold under agreements to repurchase and an $8.54 million or 3.52% decrease in accrued expenses and other liabilities. Shareholders’ equity was relatively flat from year-end 2025, increasing $14.55 million or less than 1%.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at June 30, 2026 decreased $460.95 million or 18.13% from year-end 2025. In particular, interest-bearing deposits with other banks decreased $491.10 million or 21.41%, as United placed less cash in an interest-bearing account with the Federal Reserve, while cash and due from banks increased $30.11 million or 12.16%. Federal funds sold increased $42 thousand or 3.09%. During the first six months of 2026, net cash of $266.02 million was provided by operating activities while net cash of $564.99 million and $161.97 million were used in investing and financing activities. See the unaudited Consolidated Statements of Cash Flows (unaudited) for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first six months of 2026 and 2025.

Securities

Total investment securities at June 30, 2026 increased $258.63 million or 7.61%. Securities available for sale increased $260.30 million or 8.51%. This change in securities available for sale reflects $807.30 million in sales, maturities and calls of securities, $1.07 billion in purchases, and a decrease of $6.56 million in market value. Equity securities were $30.11 million at June 30, 2026, a decrease of $4.65 million or 13.39% due mainly to the sale of equity securities totaling $27.82 million partially offset by the purchase of $18.35 million in equity securities during the first six months of 2026. Other investment securities were flat, increasing $2.98 million or less than 1% from year-end 2025.

The following table summarizes the changes in the available for sale securities since year-end 2025:

(Dollars in thousands)	June 30 2026	December 31 2025	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$279,791	$281,657	$(1,866)	(0.66%)
State and political subdivisions	509,240	516,926	(7,686)	(1.49%)
Mortgage-backed securities	2,141,296	1,792,594	348,702	19.45%
Asset-backed securities	173,527	223,254	(49,727)	(22.27%)
Single issue trust preferred securities	12,958	12,658	300	2.37%
Other corporate securities	202,938	232,363	(29,425)	(12.66%)

Total available for sale securities, at fair value	$3,319,750	$3,059,452	$260,298	8.51%

The following table summarizes the changes in the held to maturity securities since year-end 2025:

(Dollars in thousands)	June 30 2026		December 31 2025		$ Change	% Change
State and political subdivisions	$986	(1)	$984	(2)	$2	0.20%
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,006		$1,004		$2	0.20%

(1)	net of allowance for credit losses of $14 thousand.
(2)	net of allowance for credit losses of $16 thousand.

At June 30, 2026, gross unrealized losses on available for sale securities were $218.49 million. Securities with the most significant gross unrealized losses at June 30, 2026 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and corporate securities.

As of June 30, 2026, United’s available for sale mortgage-backed securities had an amortized cost of $2.28 billion, with an estimated fair value of $2.14 billion. The portfolio consisted primarily of $1.92 billion in agency residential mortgage-backed securities with a fair value of $1.79 billion, $41.94 million in non-agency residential mortgage-backed securities with an estimated fair value of $38.35 million, and $327.17 million in commercial agency mortgage-backed securities with an estimated fair value of $312.76 million.

As of June 30, 2026, United’s available for sale state and political subdivisions securities had an amortized cost of $564.69 million, with an estimated fair value of $509.24 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of June 30, 2026.

As of June 30, 2026, United’s available for sale corporate securities had an amortized cost of $401.45 million, with an estimated fair value of $389.42 million. The portfolio consisted of $13.33 million in single issue trust preferred securities with an estimated fair value of $12.96 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $175.61 million and a fair value of $173.53 million and other corporate securities, with an amortized cost of $212.50 million and a fair value of $202.94 million.

United’s available for sale single issue trust preferred securities had a fair value of $12.96 million as of June 30, 2026. Of the $12.96 million, $7.44 million or 57.40% were investment grade rated and $5.52 million or 42.60% were unrated. The two largest exposures accounted for 100% of the $12.96 million. These included Truist Bank at $7.44 million and Emigrant Bank at $5.52 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.

During the second quarter of 2026, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of June 30, 2026 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the intent and the ability to hold these securities until such time as the value recovers or the securities mature. As of June 30, 2026, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale were $35.22 million at June 30, 2026, an increase of $3.95 million or 12.62% from year-end 2025. Loan originations in the secondary market exceeded sales during the first six months of 2026. Loan originations for the first six months of 2026 were $195.20 million while loans sales were $191.25 million.

Portfolio Loans

Loans, net of unearned income, increased $285.40 million or 1.16% from year-end 2025. Since year-end 2025, commercial, financial and agricultural loans increased $425.24 million or 2.98% as a result of a $403.09 million or 3.84% increase in commercial real estate loans and a $22.15 million or less than 1% increase in commercial loans (not secured by real estate). Residential real estate loans increased $81.75 million or 1.34% and consumer loans increased $13.99 million or 1.80%. Partially offsetting these increases in loans, net of unearned income, was a $235.36 million or 6.59% decrease in construction and land development loans.

The following table summarizes the changes in the major loan classes since year-end 2025:

(Dollars in thousands)	June 30 2026	December 31 2025	$ Change	% Change
Loans held for sale	$35,224	$31,277	$3,947	12.62%

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$2,170,900	$2,145,921	$24,979	1.16%
Nonowner-occupied commercial real estate	8,721,627	8,343,520	378,107	4.53%
Other commercial loans	3,806,987	3,784,833	22,154	0.59%

Total commercial, financial, and agricultural	$14,699,514	$14,274,274	$425,240	2.98%
Residential real estate	6,180,010	6,098,262	81,748	1.34%
Construction & land development	3,335,543	3,570,902	(235,359)	(6.59%)
Consumer:
Bankcard	9,363	9,686	(323)	(3.33%)
Other consumer	781,808	767,496	14,312	1.86%

Total gross loans	$25,006,238	$24,720,620	$285,618	1.16%
Less: Unearned income	(11,714)	(11,498)	(216)	1.88%

Total Loans, net of unearned income	$24,994,524	$24,709,122	$285,402	1.16%

For a further discussion of loans see Note 3 to the unaudited Notes to Consolidated Financial Statements.

Bank-Owned Life Insurance

The balance of bank-owned life insurance increased $10.91 million or 1.99% for the first six months of 2026 due to an increase in the cash surrender value of underlying policies.

Other Assets

Other assets remained relatively flat from year-end 2025, decreasing $746 thousand or less than 1% from year-end 2025 as prepaid assets decreased $2.59 million, core deposit intangibles decreased $3.68 million due to amortization, accounts receivable decreased $688 thousand due to timing differences, and repossessions decreased $609 thousand. Partially offsetting these decreases were increases in deferred tax assets of $2.10 million due mainly to the decrease in the fair value of available for sale securities, OREO of $1.35 million and income tax receivable of $2.48 million.

Deposits

Deposits represent United’s primary source of funding. Total deposits at June 30, 2026 increased $109.81 million or less than 1% from year-end 2025. In terms of composition, noninterest-bearing deposits increased $158.10 million or 2.41% while interest-bearing deposits decreased $48.30 million or less than 1% from December 31, 2025.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $158.10 million increase in noninterest-bearing deposits was due to a $88.52 million increase in commercial noninterest-bearing deposits, a $14.42 million increase in personal noninterest-bearing deposits and a $20.65 million increase in official checks. Partially offsetting these increases was a $20.15 million decrease in public funds noninterest-bearing deposits.

Interest-bearing deposits consist of interest-bearing transactions, regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing transaction accounts decreased $219.65 million since year-end 2025 as the result of a $198.44 million decrease in commercial interest-bearing transaction accounts, and a $52.07 million decrease in personal interest-bearing transaction accounts, which were partially offset by a $30.86 million increase in public funds interest-bearing transaction accounts. Regular savings accounts increased $7.82 million mainly as a result of a $16.24 million increase in personal savings accounts, partially offset by a $8.08 million decrease in commercial savings accounts. Interest-bearing MMDAs increased $62.11 million. In particular, commercial MMDAs increased $93.65 million while personal MMDAs decreased $33.19 million.

Time deposits under $100,000 increased $1.93 million or less than 1% from year-end 2025. This increase in time deposits under $100,000 was the result of a $29.64 million increase in fixed rate Certificates of Deposits (“CDs”) under $100,000 and a $3.35 million increase in Certificate of Deposit Account Registry Service (“CDARS”) under $100,000, mostly offset by a $32.15 million decrease in variable rate CDs.

Since year-end 2025, time deposits over $100,000 increased $99.51 million or 2.96% as fixed rate CDs increased $74.65 million and public funds CDs increased $48.05 million. Partially offsetting these increases was a $21.26 million decrease in variable rate CDs and a $1.93 million decrease in CDARS over $100,000.

The table below summarizes the changes by deposit category since year-end 2025:

(Dollars in thousands)	June 30 2026	December 31 2025	$ Change	% Change
Demand deposits	$6,731,733	$6,573,630	$158,103	2.41%
Interest-bearing checking	6,438,118	6,657,771	(219,653)	(3.30%)
Regular savings	1,273,150	1,265,334	7,816	0.62%
Money market accounts	7,897,902	7,835,796	62,106	0.79%
Time deposits under $100,000	1,365,807	1,363,881	1,926	0.14%
Time deposits over $100,000 (1)	3,464,037	3,364,527	99,510	2.96%

Total deposits	$27,170,747	$27,060,939	$109,808	0.41%

(1)	Includes time deposits of $250,000 or more of $1,826,069 and $1,724,739 at June 30, 2026 and December 31, 2025, respectively.

Borrowings

Total borrowings at June 30, 2026 decreased $30.78 million or 4.21% since year-end 2025. During the first six months of 2026, short-term borrowings decreased $31.58 million or 15.90% due to a decrease in securities sold under agreements to repurchase. Long-term borrowings remained flat, increasing $798 thousand or less than 1% from year-end 2025.

The table below summarizes the change in the borrowing categories since year-end 2025:

(Dollars in thousands)	June 30 2026	December 31 2025	$ Change	% Change
Short-term securities sold under agreements to repurchase	$166,996	$198,573	$(31,577)	(15.90%)
Long-term FHLB advances	250,000	250,000	0	0.00%
Issuances of trust preferred capital securities	282,615	281,817	798	0.28%

Total borrowings	$699,611	$730,390	$(30,779)	(4.21%)

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at June 30, 2026 decreased $8.54 million or 3.52% from year-end 2025. In particular, business franchise taxes decreased $6.85 million, income taxes payable decreased $687 thousand due to timing differences, incentives payable decreased $10.20 million due to payments, interest payable decreased $910 thousand due to a decrease in interest-bearing deposits as well as a lower average interest rate paid on these deposits and other accrued expenses decreased $5.00 million. Partially offsetting these decreases was an increase of $13.04 million in accrued mortgage escrow expense.

Shareholders’ Equity

Shareholders’ equity at June 30, 2026 was $5.51 billion, which was an increase of $14.55 million or less than 1% from year-end 2025.

Retained earnings increased $149.80 million or 6.90% from year-end 2025. Earnings net of dividends for the first six months of 2026 were $149.80 million.

Accumulated other comprehensive income decreased $4.44 million or 3.20% from year-end 2025 due mainly to a decrease of $5.00 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. The fair value of cash flow hedges, net of deferred income taxes, increased $555 thousand.

Treasury stock increased $137.64 million or 36.09%. During the first six months of 2026, United repurchased 3,241,721 shares on the open market under a repurchase plan approved by United’s Board of Directors at a cost of $135.43 million or an average share price of $41.78.

RESULTS OF OPERATIONS

Overview

The following table sets forth certain consolidated income statement information of United:

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 2026	June 2025	March 2026	June 2026	June 2025
Interest income	$418,197	$421,196	$415,929	$834,126	$824,843
Interest expense	132,885	146,659	133,414	266,299	290,251

Net interest income	285,312	274,537	282,515	567,827	534,592
Provision for credit losses	4,961	5,889	7,776	12,737	34,992
Noninterest income	38,506	31,460	34,063	72,569	61,014
Noninterest expense	154,715	148,020	152,814	307,529	301,593

Income before income taxes	164,142	152,088	155,988	320,130	259,021
Income taxes	32,765	31,367	31,788	64,553	53,994

Net income	$131,377	$120,721	$124,200	$255,577	$205,027

Net income for the second quarter and first six months of 2026 was $131.38 million and $255.58 million, respectively, as compared to earnings of $120.72 million and $205.03 million for the second quarter and first six months of 2025. Diluted earnings per share were $0.95 for the second quarter of 2026 and $0.85 for the second quarter of 2025. Diluted earnings per share were $1.83 for the first six months of 2026 as compared to $1.44 for the first six months of 2025. On a linked-quarter basis, net income for the first quarter of 2026 was $124.20 million or $0.89 per diluted share.

As previously mentioned, United completed its acquisition of Piedmont on January 10, 2025. The financial results of Piedmont are included in United’s results from the acquisition date. As a result of the acquisition, United recorded acquisition-related costs for the Piedmont merger of $1.32 million for the second quarter of 2025 and $31.36 million for the first six months of 2025, including a provision for credit losses of $18.73 million for purchased non-PCD loans recorded in the first quarter of 2025.

For the second quarter of 2026, United’s annualized return on average assets was 1.56% and return on average shareholders’ equity was 9.53% as compared to 1.49% and 9.05% for the second quarter of 2025. United’s annualized return on average assets was 1.49% and return on average shareholders’ equity was 9.08% for the first quarter of 2026. United’s annualized return on average assets for the first six months of 2026 was 1.53% and return on average shareholders’ equity was 9.31% as compared to 1.28% and 7.78% for the first six months of 2025. For the second quarter and first half of 2026, United’s annualized return on average tangible common equity, a non-GAAP measure, was 15.15% and 14.77%, respectively, as compared to 14.67% and 12.67% for the second quarter and first half of 2025, respectively. United’s annualized return on average tangible common equity was 14.40% for the first quarter of 2026.

	Three Months Ended			Six Months Ended
(Dollars in thousands)	June 30, 2026	June 30, 2025	March 31, 2026	June 30, 2026	June 30, 2025
Return on Average Tangible Common Equity:
(a) Net Income (GAAP)	$131,377	$120,721	$124,200	$255,577	$205,027
(b) Number of Days	91	91	90	181	181
Average Total Shareholders’ Equity (GAAP)	$5,527,850	$5,351,140	$5,549,114	$5,538,531	$5,317,203
Less: Average Total Intangibles	(2,048,631)	(2,049,504)	(2,050,468)	(2,049,544)	(2,055,208)

(c) Average Tangible Common Equity (non-GAAP)	$3,479,219	$3,301,636	$3,498,646	$3,488,987	$3,261,995
Return on Average Tangible Common Equity (non-GAAP) [(a) / (b)] x 365 / (c)	15.15%	14.67%	14.40%	14.77%	12.67%

Net interest income for the second quarter of 2026 increased $10.78 million, or 3.92% from the second quarter of 2025. The increase of $10.78 million in net interest income occurred because total interest income decreased $3.00 million while total interest expense decreased $13.77 million from the second quarter of 2025. Net interest income for the first half of 2026 increased $33.24 million or 6.22% from the first half of 2025. The increase of $33.24 million in net interest income occurred because total interest income increased $9.28 million while total interest expense decreased $23.95 million from the first half of 2025. Net interest income for the second quarter of 2026 was relatively flat from the first quarter of 2026, increasing $2.80 million, or less than 1%. The slight increase of $2.80 million in net interest income occurred because total interest income increased $2.27 million while total interest expense decreased $529 thousand from the first quarter of 2026.

The provision for credit losses was $4.96 million and $12.74 million for the second quarter and first half of 2026, respectively, while the provision for credit losses was $5.89 million and $34.99 million for the second quarter and first half of 2025. The provision for credit losses was $7.78 million for the first quarter of 2026. The decrease in the provision for credit losses for the first half of 2026 was mainly due to the previously mentioned $18.73 million of provision recorded on purchased non-PCD loans from Piedmont.

For the second quarter of 2026, noninterest income increased $7.05 million or 22.40% from the second quarter of 2025 while noninterest income for the first six months of 2026 increased $11.56 million or 18.94% from the first six months of 2025. These increases were primarily due to increased fees from brokerage services, net gains on investment securities and other noninterest income. Noninterest income for the second quarter of 2026 increased $4.44 million, or 13.04%, from the first quarter of 2026.

Noninterest expense for the second quarter of 2026 increased $6.70 million or 4.52% from the second quarter of 2025 primarily due to increases in employee compensation and employee benefits. For the first six months of 2026, noninterest expense increased $5.94 million or 1.97% from the first six months of 2025 driven by increases in employee compensation, employee benefits, and equipment expense partially reduced by merger-related expenses from the Piedmont acquisition in the first six months of 2025. Noninterest expense for the second quarter of 2026 increased $1.90 million, or 1.24%, from the first quarter of 2026.

Income taxes for the second quarter of 2026 were $32.77 million as compared to $31.37 million for the second quarter of 2025. For the first six months of 2026 and 2025 income tax expense was $64.55 million and $53.99 million, respectively. These increases in income tax expense for the 2026 time periods above were primarily due to higher earnings partially offset by lower effective tax rates. Income tax expense increased $977 thousand from the first quarter of 2026 due mainly to increased earnings partially offset by a lower effective tax rate. For the quarters ended June 30, 2026 and 2025, United’s effective tax rate was 19.96% and 20.62%, respectively. The effective tax rate for the first six months of 2026 and 2025 was 20.16% and 20.85%, respectively. For the quarter ended March 31, 2026, United’s effective tax rate was 20.38%.

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

Net interest income for the second quarter of 2026 was $285.31 million, which was an increase of $10.78 million or 3.92% from the second quarter of 2025. The $10.78 million increase in net interest income occurred because total interest income decreased $3.00 million while total interest expense decreased $13.77 million from the second quarter of 2025. Net interest income for the first half of 2026 was $567.83 million, which was an increase of $33.24 million or 6.22% from the first half of 2025. The $33.24 million increase in net interest income occurred because total interest income increased $9.28 million while total interest expense decreased $23.95 million from the first half of 2025. On a linked-quarter basis, net interest income for the second quarter of 2026 was relatively flat from the first quarter of 2026, increasing $2.80 million or less than 1%. The $2.80 million slight increase in net interest income occurred because total interest income increased $2.27 million while total interest expense decreased $529 thousand from the first quarter of 2026.

For the purpose of this remaining discussion, net interest income is presented on a fully tax-equivalent basis to provide a comparison among all types of interest earning assets. The fully tax-equivalent basis adjusts for the tax-favored status of income from certain loans and investments. Although this is a non-GAAP measure, United’s management believes this measure is more widely used within the financial services industry and provides better comparability of net interest income arising from taxable and tax-exempt sources. United uses this measure to monitor net interest income performance and to manage its balance sheet composition.

Fully tax-equivalent net interest income for the second quarter of 2026 was $286.10 million, an increase of $10.77 million or 3.91% from the second quarter of 2025. The increase in fully tax-equivalent net interest income was primarily due to a lower rate paid on average interest-bearing deposits and an increase in average net loans partially offset by a lower yield on average net loans and an increase in average interest-bearing deposits. The rate paid on average interest-bearing deposits decreased 38 basis points from the second quarter of 2025. Average net loans increased $970.63 million, or 4.10%, from the second quarter of 2025. The yield on average net loans decreased 27 basis points from the second quarter of 2025. Acquired loan accretion income decreased $6.76 million from the second quarter of 2025. Average interest-bearing deposits increased $900.48 million, or 4.59%, from the second quarter of 2025. The net interest margin was 3.81% for both the second quarter of 2026 and the second quarter of 2025.

Fully tax-equivalent net interest income for the first half of 2026 increased $33.23 million, or 6.20%, from the first half of 2025. The increase in fully tax-equivalent net interest income was primarily due to an increase in average net loans and a lower rate paid on average interest-bearing deposits. These increases to fully tax-equivalent net interest income were partially offset by a lower yield on average net loans and an increase in average interest-bearing deposits. Average net loans increased $1.18 billion, or 5.02%, from the first half of 2025. The rate paid on average interest-bearing deposits decreased 37 basis points from the first half of 2025. The yield on average net loans decreased 17 basis points from the first half of 2025. Acquired loan accretion income decreased $5.27 million from the first half of 2025. Average interest-bearing deposits increased $1.07 billion, or 5.51%, from the first half of 2025. The net interest margin was 3.80% and 3.75% for the first half of 2026 and the first half of 2025, respectively.

On a linked-quarter basis, fully tax-equivalent net interest income for the second quarter of 2026 was relatively flat from the first quarter of 2026, increasing $2.80 million, or less than 1%. The net interest margin was 3.81% and 3.80% for second quarter of 2026 and the first quarter of 2026, respectively. The interest spread for the second quarter of 2026 increased a basis point to 3.07% from the first quarter of 2026 due to a 3 basis point decrease in the average cost of funds partially offset by a 2 basis point decrease in the yield on average earning assets. The decrease in the average cost of funds was primarily due to a 2 basis point decrease in the rate paid on average interest-bearing deposits. The decrease in the yield on average earning assets was driven by a 6 basis point decrease in the yield on average net loans partially offset by a 19 basis point increase in the yield on average investment securities. Acquired loan accretion income was $5.00 million for the second quarter of 2026, a decrease of $2.47 million from the first quarter of 2026 which contributed to an approximately 4 basis point decrease in the interest spread and in the net interest margin. The increase in the yield on average investment securities reflects United’s strategic purchases of higher yielding investment securities throughout 2026.

United’s fully tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to fully tax-equivalent net interest income for the three months ended June 30, 2026, June 30, 2025 and March 31, 2026 and the six months ended June 30, 2026 and June 30, 2025:

	Three Months Ended
(Dollars in thousands)	June 30 2026	June 30 2025	March 31 2026
Loan accretion	$5,004	$11,760	$7,471
Certificates of deposit	4	141	8
Long-term borrowings	(399)	(398)	(399)

Total	$4,609	$11,503	$7,080

	Six Months Ended
(Dollars in thousands)	June 30 2026	June 30 2025
Loan accretion	$12,475	$17,749
Certificates of deposit	12	388
Long-term borrowings	(798)	(600)

Total	$11,689	$17,537

The following tables reconcile the difference between net interest income and fully tax-equivalent net interest income for the three months ended June 30, 2026, June 30, 2025 and March 31, 2026 and the six months ended June 30, 2026 and June 30, 2025.

	Three Months Ended
(Dollars in thousands)	June 30 2026	June 30 2025	March 31 2026
Net interest income, GAAP basis	$285,312	$274,537	$282,515
Fully tax-equivalent adjustment (1)	787	791	780

Fully tax-equivalent net interest income	$286,099	$275,328	$283,295

	Six Months Ended
(Dollars in thousands)	June 30 2026	June 30 2025
Net interest income, GAAP basis	$567,827	$534,592
Fully tax-equivalent adjustment (1)	1,567	1,573

Fully tax-equivalent net interest income	$569,394	$536,165

(1)

The fully tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and six months ended June 30, 2026 and 2025 and the three months ended March 31, 2026. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended June 30, 2026 and 2025, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a fully tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended June 30, 2026 and 2025. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended June 30, 2026			Three Months Ended June 30, 2025
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$1,916,842	$17,881	3.74%	$2,026,613	$22,633	4.48%
Investment Securities:
Taxable	3,310,627	29,535	3.57%	3,022,963	26,706	3.53%
Tax-exempt	201,172	1,506	2.99%	197,180	1,536	3.12%

Total Securities	3,511,799	31,041	3.54%	3,220,143	28,242	3.51%
Loans, net of unearned income (2)(3)	24,972,777	370,062	5.94%	24,012,929	371,112	6.20%
Allowance for loan losses	(299,614)			(310,398)

Net loans	24,673,163		6.01%	23,702,531		6.28%

Total earning assets	30,101,804	$418,984	5.58%	28,949,287	$421,987	5.84%

Other assets	3,638,497			3,635,081

TOTAL ASSETS	$33,740,301			$32,584,368

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$20,505,605	$126,141	2.47%	$19,605,123	$139,156	2.85%
Short-term borrowings	177,707	1,425	3.22%	165,405	1,488	3.61%
Long-term borrowings	532,390	5,319	4.01%	550,795	6,015	4.38%

Total Interest-Bearing Liabilities	21,215,702	132,885	2.51%	20,321,323	146,659	2.89%

Noninterest-bearing deposits	6,672,733			6,597,595
Accrued expenses and other liabilities	324,016			314,310

TOTAL LIABILITIES	28,212,451			27,233,228
SHAREHOLDERS’ EQUITY	5,527,850			5,351,140

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,740,301			$32,584,368

NET INTEREST INCOME		$286,099			$275,328

INTEREST SPREAD			3.07%			2.95%
NET INTEREST MARGIN			3.81%			3.81%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a fully tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended June 30, 2026 and March 31, 2026, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a fully tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended June 30, 2026 and March 31, 2026. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended June 30, 2026			Three Months Ended March 31, 2026
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$1,916,842	$17,881	3.74%	$2,238,873	$20,710	3.75%
Investment Securities:
Taxable	3,310,627	29,535	3.57%	3,089,971	26,082	3.38%
Tax-exempt	201,172	1,506	2.99%	204,728	1,502	2.94%

Total Securities	3,511,799	31,041	3.54%	3,294,699	27,584	3.35%
Loans, net of unearned income (2)(3)	24,972,777	370,062	5.94%	24,872,503	368,415	6.00%
Allowance for loan losses	(299,614)			(297,537)

Net loans	24,673,163		6.01%	24,574,966		6.07%

Total earning assets	30,101,804	$418,984	5.58%	30,108,538	$416,709	5.60%

Other assets	3,638,497			3,620,673

TOTAL ASSETS	$33,740,301			$33,729,211

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$20,505,605	$126,141	2.47%	$20,614,901	$126,728	2.49%
Short-term borrowings	177,707	1,425	3.22%	182,428	1,439	3.20%
Long-term borrowings	532,390	5,319	4.01%	531,978	5,247	4.00%

Total Interest-Bearing Liabilities	21,215,702	132,885	2.51%	21,329,307	133,414	2.54%

Noninterest-bearing deposits	6,672,733			6,518,574
Accrued expenses and other liabilities	324,016			332,216

TOTAL LIABILITIES	28,212,451			28,180,097
SHAREHOLDERS’ EQUITY	5,527,850			5,549,114

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,740,301			$33,729,211

NET INTEREST INCOME		$286,099			$283,295

INTEREST SPREAD			3.07%			3.06%
NET INTEREST MARGIN			3.81%			3.80%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a fully tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the six-month periods ended June 30, 2026 and 2025, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a fully tax-equivalent basis using the statutory federal income tax rate of 21% for the six-month period ended June 30, 2026 and 2025. Interest income on all loans and investment securities was subject to state income taxes.

	Six Months Ended June 30, 2026			Six Months Ended June 30, 2025
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$2,076,968	$38,591	3.75%	$2,078,596	$46,359	4.50%
Investment Securities:
Taxable	3,200,908	55,617	3.48%	3,035,442	53,617	3.53%
Tax-exempt	202,940	3,008	2.96%	197,533	3,021	3.06%

Total Securities	3,403,848	58,625	3.44%	3,232,975	56,638	3.50%
Loans, net of unearned income (2)(3)	24,922,917	738,477	5.97%	23,757,712	723,419	6.13%
Allowance for loan losses	(298,581)			(309,318)

Net loans	24,624,336		6.04%	23,448,394		6.21%

Total earning assets	30,105,152	$835,693	5.59%	28,759,965	$826,416	5.79%

Other assets	3,629,737			3,622,789

TOTAL ASSETS	$33,734,889			$32,382,754

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$20,559,951	$252,869	2.48%	$19,487,037	$275,444	2.85%
Short-term borrowings	180,054	2,864	3.21%	166,238	2,938	3.56%
Long-term borrowings	532,185	10,566	4.00%	552,694	11,869	4.33%

Total Interest-Bearing Liabilities	21,272,190	266,299	2.52%	20,205,969	290,251	2.90%

Non-interest bearing deposits	6,596,080			6,534,790
Accrued expenses and other liabilities	328,088			324,792

TOTAL LIABILITIES	28,196,358			27,065,551
SHAREHOLDERS’ EQUITY	5,538,531			5,317,203

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,734,889			$32,382,754

NET INTEREST INCOME		$569,394			$536,165

INTEREST SPREAD			3.07%			2.89%
NET INTEREST MARGIN			3.80%			3.75%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a fully tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

Provision for Credit Losses

The provision for credit losses was $4.96 million and $12.74 million for the second quarter and first half of 2026, respectively, as compared to a provision for credit losses of $5.89 million and $34.99 million for the second quarter and first half of 2025, respectively. On a linked-quarter basis, the provision for credit losses for the first quarter of 2026 was $7.78 million. The provision for credit losses for the first quarter and first half of 2025 included provision expense of $18.73 million recorded for purchased non-PCD loans from Piedmont. United’s provision for credit losses relates to its portfolio of loans and leases, available-for-sale securities and held-to-maturity securities are discussed in more detail in the following paragraphs.

For the quarter ended June 30, 2026, the provision for loan and lease losses was $4.96 million as compared to a provision for loan and lease losses of $5.89 million for the quarter ended June 30, 2025. The provision for loan and lease losses for the first six months of 2026 was $12.74 million as compared to a provision for loan and lease losses of $34.99 million for the first six months of 2025. The higher amount of provision expense for the first half of 2025 was mainly due to the previously mentioned provision expense of $18.73 million recorded for purchased non-PCD loans from Piedmont. Net charge-offs for the second quarter and first six months of 2026 were $5.06 million and $10.75 million, respectively, as compared to net charge-offs of $8.35 million and $16.39 million, respectively, for the second quarter and first six months of 2025. The lower amount of net charge-offs for 2026 as compared to 2025 was primarily due to decreased charge-offs within the consumer and other commercial real estate nonowner-occupied loan segments. On a linked-quarter basis, the provision for loan and lease losses was $7.78 million for the first quarter of 2026. Net charge-offs were $5.70 million for the first quarter of 2026.

Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the second quarter and first half of 2026 was 0.08% and 0.09%, respectively, as compared to annualized net charge-offs of 0.14% for both time periods in 2025. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the first quarter of 2026 was 0.09%.

The following table shows a summary of United’s nonperforming assets including nonperforming loans and other real estate owned (“OREO”) at June 30, 2026 and December 31, 2025:

(In thousands)	June 30 2026	December 31 2025
Nonaccrual loans	$99,301	$96,492
Loans past due 90 days or more	11,346	4,974

Total nonperforming loans	$110,647	$101,466
Other real estate owned	10,212	8,857

Total nonperforming assets	$120,859	$110,323

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At June 30, 2026, the allowance for credit losses was $336.73 million as compared to $332.59 million at December 31, 2025.

At June 30, 2026, the allowance for loan and lease losses was $299.50 million as compared to $297.52 million at December 31, 2025. The allowance for loan and lease losses at June 30, 2026 saw the largest increase in the reserves for the commercial real estate nonowner-occupied loan segment from year-end 2025 due to increased outstanding loan balances and an increase in the allowance for individually evaluated loans. The largest decrease in reserves at June 30, 2026 was for the real estate construction and development loan segment due to an improvement in the historical loss rate and decreased outstanding loan balances. As a percentage of loans and leases, net of unearned income, the allowance for loan and lease losses was 1.20% for both June 30, 2026 and December 31, 2025. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 270.68% and 293.22% at June 30, 2026 and December 31, 2025, respectively. The slight decrease in this ratio was due mainly to a larger increase in nonperforming loans as compared to the increase in the allowance for loan and lease losses.

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

The second quarter of 2026 qualitative adjustments include analyses of the following:

•

Current conditions – United considered the impact of changes in economic and business conditions; collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; and concentrations of credit.

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP, the unemployment rate, commercial real estate price index, mortgage rate, house price index and real disposable personal income to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•

The forecast for real GDP declined slightly in the second quarter, from a projection of 2.40% for 2026 as of mid-March 2026 to 2.20% for 2026 as of mid-June with a projection of 2.30% for 2027. The unemployment rate forecast improved slightly in the second quarter with a projection of 4.40% for 2026 as of mid-March 2026 to 4.30% as of mid-June 2026 with projection of 4.30% for 2027. The forecast for the house price index declined in the second quarter with a projection of 0.67% for 2026 and 0.70% for 2027 compared to 1.82% and 2.24% for 2026 and 2027, respectively, in the first quarter. Similarly, the mortgage rate increased to 6.32% for 2026 and 2027 during the second quarter compared to 6.13% in 2026 and 6.22% in 2027 in the first quarter. The real disposable personal income forecast declined for 2026 from 2.03% in the first quarter to 0.87% in the second quarter but improved for 2027 from 2.13% in the first quarter to 2.40% in the second quarter. The outlook for the commercial real estate price index experienced minimal change in the second quarter as compared to the first quarter of 2026.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

United’s review of the allowance for loan and lease losses at June 30, 2026 produced increased reserves in two of the four loan categories as compared to December 31, 2025. The allowance related to the commercial, financial & agricultural loan pool, consisting of the owner and nonowner-occupied commercial real estate and other commercial loan segments, increased $8.02 million due to increased outstanding loan balances. The consumer loan segment reserve increased $988 thousand primarily due to an increase in the quarterly maximum loss experience utilized within the reasonable and supportable forecast adjustment as well as increased outstanding loan balances. The real estate construction and development loan segment reserve decreased $6.65 million due to decreased outstanding loan balances as well as improvement in the reasonable and supportable adjustment. The residential real estate loan segment reserve decreased $377 thousand due to an improvement in historical loss rates.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $17.68 million at June 30, 2026 and $8.04 million at December 31, 2025. In comparison to year-end, this element of the allowance increased $9.64 million due to collateral weaknesses identified in several relationships which necessitated individually assessed reserves and increases to reserves previously identified.

Management believes that the allowance for credit losses of $336.73 million at June 30, 2026 is appropriate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in United’s footprint. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the second quarter of 2026 and 2025 was immaterial. The allowance for credit losses related to held to maturity securities was $14 thousand and $16 thousand, respectively, as of June 30, 2026 and December 31, 2025. There was no provision for credit losses recorded on available for sale investment securities for the first half of 2026 and 2025 and no allowance for credit losses on available for sale investment securities as of June 30, 2026 and December 31, 2025.

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

Noninterest income for the second quarter of 2026 was $38.51 million, an increase of $7.05 million or 22.40% from the second quarter of 2025. Noninterest income for the first half of 2026 was $72.57 million, an increase of $11.56 million or 18.94% from the first half of 2025. These increases were driven primarily by increases in fees from brokerage services and net gains on investment securities.

Fees from brokerage services for the second quarter and first half of 2026 increased $1.90 million or 39.12% and $3.66 million or 34.83%, respectively, from the second quarter and first half of 2025 due to higher volume driven by growth in the business.

Net gains on investment securities were $2.79 million for the second quarter of 2026 as compared to net gains on investment securities of $425 thousand for the second quarter of 2025. The net gains on investment securities for the second quarter of 2026 included a gain of $5.86 million as a result of the sale of an unaffiliated company in which United held an investment, a $5.66 million gain from a VISA share exchange, and a $1.00 million unrealized fair value net gain on equity securities. Partially offsetting these gains on investment securities was a loss of $9.73 million on the sale of available for sale investment securities. For the first six months of 2026, net gains on investment securities were $5.05 million as compared to net gains on investment securities of $946 thousand for the first six months of 2025. Net gains on investment securities for the first half of 2026 included the aforementioned gain as a result of the sale of an unaffiliated company in which United held an investment, the VISA share exchange gain and unrealized fair value net gain on equity securities as well as a net gain of $2.29 million on the sale of equity securities in the first quarter of 2026. Partially offsetting these gains on investment securities was the aforementioned loss on the sale of available for sale investment securities.

Other noninterest income for the second quarter and first half of 2026 increased $1.95 million or 92.72% and $2.67 million or 98.05% from the second quarter and first half of 2025, respectively. These increases in other noninterest income were primarily due to higher market values of underlying investments associated with postretirement benefit plans, which was largely offset by an increase in postretirement benefit costs recorded in noninterest expense as described in the “Other Expenses” section of this MD&A.

Income from bank-owned life insurance (“BOLI”) for the first half of 2026 decreased $860 thousand or 12.31% from the first half of 2025 due primarily to death proceeds of $1.07 million in the first half of 2025 partially offset by income on BOLI policies added from the Piedmont acquisition and an increase in the cash surrender value of insurance policies.

On a linked-quarter basis, noninterest income for the second quarter of 2026 increased of $4.44 million, or 13.04%, from the first quarter of 2026 driven by a $2.71 million increase in other noninterest income and smaller increases in several other categories of noninterest income. The increase in other noninterest income was primarily due to higher market values of underlying investments associated with postretirement benefit plans, which was largely offset by an increase in postretirement benefit costs recorded in noninterest expense.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense for the second quarter of 2026 was $154.72 million, which was an increase of $6.70 million or 4.52% from the second quarter of 2025. For the first half of 2026, noninterest expense was $307.53 million, which was an increase of $5.94 million or 1.97% from the first half of 2025. The second quarter and first six months of 2025 included $1.32 million and $12.63 million, respectively, of merger-related expenses from the Piedmont acquisition.

Employee compensation for the second quarter and first half of 2026 increased $3.62 million or 5.75% and $6.25 million or 5.05%, respectively, from the second quarter and first half of 2025. The increase in employee compensation was primarily due to higher salaries, brokerage commissions, employee incentives, and stock-based compensation costs. Included in employee compensation for the second quarter and first half of 2025 were $310 thousand and $1.46 million, respectively, in merger-related expenses.

Employee benefits expense for the second quarter of 2026 increased $2.86 million or 21.30% from the second quarter of 2025. This increase in employee benefits was primarily due to higher postretirement benefit costs. Employee benefits expense for the first half of 2026 increased $5.55 million or 20.77%, from the first half of 2025. This increase in employee benefits was primarily due to higher post-retirement benefit and Federal Insurance Contributions Act (“FICA”) costs.

Net occupancy for the first half of 2026 increased $995 thousand or 3.96% from the first half of 2025. This increase was due mainly to increased building maintenance, real property taxes and utilities costs.

Equipment expense for the second quarter and first half of 2026 increased $884 thousand or 10.34% and $1.04 million or 6.08%, respectively, from the second quarter and first half of 2025. These increases were due to higher equipment maintenance expense.

Data processing expense for the second quarter and first half of 2026 decreased $804 thousand or 10.11% and $2.26 million or 13.76%, respectively, from the second quarter and first half of 2025. The decrease in data processing was primarily due to technology contract renegotiations.

Other expense for the second quarter of 2026 decreased $812 thousand or 2.18% from the second quarter of 2025. Within other expense for the second quarter of 2026, consulting fees declined $1.98 million and merger-related expenses decreased $961 thousand from the second quarter of 2025. These decreases within other expense were partially offset by increases of $1.32 million in the amortization of investment tax credits and $923 thousand in the expense for the reserve for unfunded commitments. Other expense for the first half of 2026 decreased $6.24 million or 7.64% from the first half of 2025. Within other expense, merger-related expenses decreased $6.96 million and the amortization of core deposit intangibles declined $1.01 million. Partially offsetting these decreases was an increase in the expense for the reserve for unfunded commitments of $1.24 million due to an increase in outstanding loan commitments. The expense for the reserve for unfunded loan commitments for the first half of 2025 included $4.06 million in merger-related expense.

On a linked-quarter basis, noninterest expense for the second quarter of 2026 increased $1.90 million or 1.24% from the first quarter of 2026 due primarily to an increase in employee compensation of $3.06 million. The increase in employee compensation was primarily due to the timing of annual salary increases, stock-based compensation costs, and employee incentives. Partially offsetting this increase was a decrease of $2.57 million in other noninterest expense. Within other expense, the expense for the reserve for unfunded commitments decreased $1.80 million which reflected a smaller increase in outstanding loan commitments during the second quarter of 2026 as compared to the increase during the first quarter of 2026.

Income Taxes

For the second quarter of 2026, income tax expense was $32.77 million as compared to $31.37 million in the second quarter of 2025. For the first half of 2026, income tax expense was $64.55 million as compared to $53.99 million in the first half of 2025. On a linked-quarter basis, income tax expense increased $977 thousand or 3.07% from the first quarter of 2026. All of these increases in income tax expense were primarily due to higher earnings partially offset by lower effective tax rates. United’s effective tax rate was 19.96% for the second quarter of 2026, 20.62% for the second quarter of 2025 and 20.38% for the first quarter of 2026. For the first half of 2026 and 2025, United’s effective tax rate was 20.16% and 20.85%, respectively.

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

During the first half of 2026, United decreased its interest-bearing deposit balance at the FRB by $517.17 million to $1.72 billion. The change in the balance at the FRB was mostly the result of growth in loans of $286.87 million, net purchases of $267.87 million in investment securities and a net repayment of $31.58 million in securities sold under agreements to repurchase partially offset by a growth in total deposits of $109.82 million.

For the six months ended June 30, 2026, cash of $266.02 million was provided by operating activities due mainly to net income of $255.58 million. Net cash of $564.99 million was used in investing activities which was primarily due to the aforementioned loan growth of $286.87 million and net purchases of investment securities of $267.87 million. During the first six months of 2026, net cash of $161.97 million was used in financing activities due primarily to net acquisition of $136.25 million in treasury stock, cash dividends paid of $106.69 million and the net repayment of securities sold under agreements to repurchase of $31.58 million partially offset by growth in deposits of $109.82 million. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $460.95 million for the first half of 2026.

At June 30, 2026, United had an unused borrowing amount at the FHLB of approximately $9.25 billion subject to delivery of collateral after certain trigger points and $5.03 billion without the delivery of additional collateral. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $280 million and a $20 million unsecured, revolving line of credit with an unrelated financial institution to provide for general liquidity needs, all of which was available at June 30, 2026. At June 30, 2026, United’s borrowing capacity for the FRB Discount Window was $4.42 billion. United did not have any borrowings from the FRB’s Discount Window during the first half of 2026.

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.57% at June 30, 2026 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 13.30%, 13.30% and 11.29%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $5.51 billion at June 30, 2026, which was relatively flat from December 31, 2025, increasing $14.55 million or less than 1%. This slight increase was primarily due to an increase of $149.80 million in retained earnings as a result of net earnings (net income less dividends declared) during the first half of 2026 partially offset by an increase of $137.64 million in treasury stock. During the first half of 2026, United repurchased 3,241,721 shares of its common stock at an average price of $41.78 per share.

United’s shareholders’ equity to assets ratio was 16.33% at June 30, 2026 as compared to 16.33% at December 31, 2025. The primary capital ratio, capital and reserves to total assets and reserves, was 17.15% at both June 30, 2026 and December 31, 2025. United’s average equity to average asset ratio was 16.38% for the second quarter of 2026 as compared to 16.42% the second quarter of 2025. United’s average equity to average asset ratio was 16.42% for both the first half of 2026 and the first half of 2025. All of these financial measurements reflect a financially sound position.

During the second quarter of 2026, United’s Board of Directors declared a cash dividend of $0.38 per share. Cash dividends were $0.76 per common share for the first six months of 2026. Total cash dividends declared were $52.61 million for the second quarter of 2026 and $105.78 million for the first six months of 2026 as compared to $52.75 million for the second quarter of 2025 and $106.08 million for the first six months of 2025, respectively.

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

The following table shows United’s estimated earnings sensitivity profile as of June 30, 2026 and December 31, 2025:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	June 30, 2026	December 31, 2025
+200	3.98%	3.85%
+100	2.34%	2.31%
-100	(0.01%)	0.20%
-200	1.49%	1.58%

At June 30, 2026, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 2.34% over one year as compared to an increase by 2.31% at December 31, 2025. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.98% over one year as of June 30, 2026, as compared to an increase of 3.85% as of December 31, 2025. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.01% over one year as of June 30, 2026 as compared to an increase of 0.20% over one year as of December 31, 2025. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 1.49% over one year as of June 30, 2026 as compared to an increase of 1.58% over one year as of December 31, 2025.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 4.21% in year two as of June 30, 2026. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 7.40% in year two as of June 30, 2026. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.59% in year two as of June 30, 2026. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 4.50% in year two as of June 30, 2026.

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

At June 30, 2026, United’s mortgage-related securities portfolio had an amortized cost of $2.3 billion, of which approximately $1.5 billion or 66% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay and accretion directed (“VADMs”) bonds having an average life of approximately 4.6 years and a weighted average yield of 3.81%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show that given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 6.2 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 14.5%, or less than the price decline of a 7-year treasury note. By comparison, the price decline of a 30-year 5.5% current coupon mortgage-backed security (“MBS”) in rates higher by 300 basis points would be approximately 19.6%.

United had approximately $251.4 million in fixed rate commercial mortgage-backed securities (“CMBS”) with a projected yield of 2.17% and a projected average life of 3.6 years on June 30, 2026. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 8 years.

United had approximately $18.1 million in 15-year mortgage backed securities with a projected yield of 3.94% and a projected average life of 3.7 years as of June 30, 2026. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (“WALA”) of 6.3 years and a WAM of 8.9 years.

United had approximately $281.2 million in 20-year mortgage backed securities with a projected yield of 2.14% and a projected average life of 5.7 years on June 30, 2026. This portfolio consisted of seasoned 20-year mortgage paper with a WALA of 5.3 years and a WAM of 14.4 years.

United had approximately $199.7 million in 30-year mortgage backed securities with a projected yield of 3.87% and a projected average life of 7.4 years on June 30, 2026. This portfolio consisted of seasoned 30-year mortgage paper with a WALA of 6.7 years and a WAM of 21.9 years.

The remaining 1% of the mortgage related securities portfolio on June 30, 2026, included floating rate CMO, CMBS and mortgage backed securities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of June 30, 2026, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of June 30, 2026 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There have been no changes in United’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended June 30, 2026, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the quarter ended June 30, 2026 that were not registered. The table below includes certain information regarding United’s purchase of its common shares during the quarter ended June 30, 2026:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share(3)	Total Number of Shares Purchased as Part of Publicly Announced Plans (4)	Maximum Number of Shares that May Yet be Purchased Under the Plans (4)
4/01 – 4/30/2026	633,212	$42.29	633,212	2,427,287
5/01 – 5/31/2026	0	$0.00	0	2,427,287
6/01 – 6/30/2026	869,008	$45.13	869,008	1,558,279

Total	1,502,220	$43.93	1,502,220

(1)
Includes shares exchanged in connection with the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended June 30, 2026, no shares were exchanged by participants in United’s long-term incentive plans.

(2)
Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended June 30, 2026, no shares were purchased for the deferred compensation plan.

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
or may represent a
non-Rule
10b5-1
trading arrangement under the Securities Exchange Act of 1934, as amended. During the quarter ended June 30, 2026, none of our directors or executive officers adopted, modified or terminated any “Rule
10b5-1
trading arrangement” or any
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

UNITED BANKSHARES, INC.
(Registrant)

/s/ Richard M. Adams, Jr.
Date: August 7, 2026	Name: Richard M. Adams, Jr.
Title: Chief Executive Officer

/s/ W. Mark Tatterson
Date: August 7, 2026	Name: W. Mark Tatterson
Title: Chief Financial Officer