Form 10-Q
period 2026-09-30
UNITED BANKSHARES INC/WV
filed 2026-11-06
CIK 729986

FORM
10-Q

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
304
)
424-8716
Not Applicable
(Former name, former address and former fiscal year, if changed since last report)
Securities registered p
ur
suant to Section 12(b) of the Act:

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
(§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files
).
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

31
, 2026
, the registrant had
134,507,697
shares of common stock, $2.50 par value per share, outstanding.

UNITED BANKSHARES, INC. AND SUBSIDIARIES

FORM 10-Q

PART I - FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS (UNAUDITED)
The September 30, 2026 and December 31, 2025, consolidated balance sheets of United Bankshares, Inc. and Subsidiaries (“United” or the “Company”), consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2026 and 2025, the related consolidated statement of changes in shareholders’ equity for the three and nine months ended September 30, 2026 and 2025, the related condensed consolidated statements of cash flows for the nine months ended September 30, 2026 and 2025, and the notes to consolidated financial statements appear on the following pages.

CONSOLIDATED BALANCE SHEETS
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except par value)	September 30 2026	December 31 2025
	(Unaudited)	(Note 1)
Assets
Cash and due from banks	$240,932	$247,613
Interest-bearing deposits with other banks	1,640,044	2,293,279
Federal funds sold	1,413	1,358

Total cash and cash equivalents	1,882,389	2,542,250
Securities available for sale at estimated fair value (amortized cost-$3,822,245 at September 30, 2026 and $3,264,860 at December 31, 2025, allowance for credit losses of $0 at September 30, 2026 and December 31, 2025)	3,500,495	3,059,452
Securities held to maturity, net of allowance for credit losses of $13 at September 30, 2026 and $16 at December 31, 2025 (estimated fair value-$1,020 at September 30, 2026 and December 31, 2025)	1,007	1,004
Equity securities at estimated fair value	25,765	34,760
Other investment securities	314,674	305,184
Loans held for sale measured using fair value option	17,712	31,277
Loans and leases	25,473,482	24,720,620
Less: Unearned income	(13,224)	(11,498)

Loans and leases, net of unearned income	25,460,258	24,709,122
Less: Allowance for loan and lease losses	(294,146)	(297,518)

Net loans and leases	25,166,112	24,411,604
Bank premises and equipment	211,435	208,831
Operating lease right-of-use assets	99,188	89,312
Goodwill	2,018,848	2,018,848
Bank-owned life insurance (“BOLI”)	555,251	547,127
Accrued interest receivable	105,814	109,232
Other assets	329,841	301,400

TOTAL ASSETS	$34,228,531	$33,660,281

Liabilities
Deposits:
Noninterest-bearing	$6,824,553	$6,573,630
Interest-bearing	20,886,181	20,487,309

Total deposits	27,710,734	27,060,939
Borrowings:
Securities sold under agreements to repurchase	184,810	198,573
Federal Home Loan Bank (“FHLB”) borrowings	250,000	250,000
Other long-term borrowings	283,011	281,817
Reserve for lending-related commitments	40,067	35,075
Operating lease liabilities	106,918	95,392
Accrued expenses and other liabilities	239,078	242,502

TOTAL LIABILITIES	28,814,618	28,164,298
Shareholders’ Equity
Preferred stock, $1.00 par value; Authorized-50,000,000 shares, none issued	0	0
Common stock, $2.50 par value; Authorized-200,000,000 shares; issued-151,239,967 and 150,856,999 at September 30, 2026 and December 31, 2025, respectively, including 16,367,540 and 10,976,752 shares in treasury at September 30, 2026 and December 31, 2025, respectively	378,100	377,142
Surplus	3,481,509	3,468,869
Retained earnings	2,396,831	2,170,327
Accumulated other comprehensive loss	(223,037)	(138,927)
Treasury stock, at cost	(619,490)	(381,428)

TOTAL SHAREHOLDERS’ EQUITY	5,413,913	5,495,983

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,228,531	$33,660,281

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Interest income
Interest and fees on loans	$380,882	$378,193	$1,118,423	$1,100,673
Interest on federal funds sold and other short-term investments	17,826	24,053	56,417	70,412
Interest and dividends on securities:
Taxable	31,807	27,509	87,424	81,126
Tax-exempt	1,175	1,202	3,552	3,589

Total interest income	431,690	430,957	1,265,816	1,255,800
Interest expense
Interest on deposits	130,563	143,445	383,432	418,889
Interest on short-term borrowings	1,436	1,420	4,300	4,358
Interest on long-term borrowings	5,440	5,977	16,006	17,846

Total interest expense	137,439	150,842	403,738	441,093

Net interest income	294,251	280,115	862,078	814,707
Provision for credit losses	6,241	12,095	18,978	47,087

Net interest income after provision for credit losses	288,010	268,020	843,100	767,620
Other income
Fees from trust services	5,118	4,970	15,165	14,683
Fees from brokerage services	6,606	6,264	20,773	16,771
Fees from deposit services	10,082	10,145	29,728	29,116
Bankcard fees and merchant discounts	2,227	1,858	6,571	5,711
Other service charges, commissions, and fees	1,144	1,183	3,469	3,418
Income from bank-owned life insurance	3,422	3,460	9,550	10,448
Income from mortgage banking activities	1,283	2,495	6,760	7,577
Net investment securities (losses) gains	(348)	10,442	4,702	11,388
Other income	1,311	2,387	6,696	5,106

Total other income	30,845	43,204	103,414	104,218
Other expense
Employee compensation	69,391	64,092	199,433	187,887
Employee benefits	12,621	14,641	44,897	41,366
Net occupancy expense	12,809	12,488	38,930	37,614
Other real estate owned (“OREO”) expense	298	201	1,289	459
Net losses on the sales of OREO properties	20	0	57	5
Software and equipment expense	9,597	8,540	27,772	25,673
Data processing expense	7,142	8,135	21,291	24,542
Bankcard processing expense	635	576	1,889	1,764
FDIC insurance expense	4,425	4,345	13,451	13,605
Other expense	39,776	33,723	115,234	115,419

Total other expense	156,714	146,741	464,243	448,334

Income before income taxes	162,141	164,483	482,271	423,504
Income taxes	33,437	33,735	97,990	87,729

Net income	$128,704	$130,748	$384,281	$335,775

CONSOLIDATED STATEMENTS OF INCOME (Unaudited) - continued
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Earnings per common share:
Basic	$0.94	$0.92	$2.78	$2.36

Diluted	$0.94	$0.92	$2.77	$2.36

Average outstanding shares:
Basic	136,426,622	141,547,684	137,876,209	141,901,752
Diluted	137,031,300	141,960,608	138,371,305	142,209,810
See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Net income	$128,704	$130,748	$384,281	$335,775
Other comprehensive (loss) income on available-for-sale (“AFS”) securities, net of tax	(83,541)	27,438	(88,536)	75,166
Other comprehensive gain (loss) on cash flow hedge, net of tax	3,871	(1,565)	4,426	(9,118)
Other comprehensive income on defined benefit pension plan, net of tax	0	40	0	40

Comprehensive income, net of tax	$49,034	$156,661	$300,171	$401,863

See notes to consolidated unaudited financial statements

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Nine Months Ended September 30, 2026
	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
	Shares	Par Value	Surplus	Retained Earnings		Treasury Stock

Balance at January 1, 2026	150,856,999	$377,142	$3,468,869	$2,170,327	$(138,927)	$(381,428)	$5,495,983
Comprehensive income:
Net income	0	0	0	124,200	0	0	124,200
Other comprehensive loss, net of tax	0	0	0	0	(10,188)	0	(10,188)

Total comprehensive income, net of tax							114,012
Stock based compensation expense	0	0	3,214	0	0	0	3,214
Stock grant forfeiture (2,236 shares)	0	0	83	0	0	(83)	0
Purchase of treasury stock (1,758,233 shares)	0	0	0	0	0	(70,261)	(70,261)
Excise tax on net stock repurchases	0	0	0	0	0	(566)	(566)
Cash dividends ($0.38 per share)	0	0	0	(53,173)	0	0	(53,173)
Net issuance of common stock under stock-based compensation plans (311,231 shares)	311,231	779	(1,862)	0	0	0	(1,083)

Balance at March 31, 2026	151,168,230	377,921	3,470,304	2,241,354	(149,115)	(452,338)	5,488,126
Comprehensive income:
Net income	0	0	0	131,377	0	0	131,377
Other comprehensive income, net of tax	0	0	0	0	5,748	0	5,748

Total comprehensive income, net of tax							137,125
Stock based compensation expense	0	0	3,938	0	0	0	3,938
Stock grant forfeiture (2,093 shares)	0	0	86	0	0	(86)	0
Purchase of treasury stock (1,502,220 shares)	0	0	0	0	0	(65,993)	(65,993)
Excise tax on net stock repurchases	0	0	0	0	0	(652)	(652)
Cash dividends ($0.38 per share)	0	0	0	(52,606)	0	0	(52,606)
Net issuance of common stock under stock-based compensation plans (15,453 shares)	15,453	38	561	0	0	0	599

Balance at June 30, 2026	151,183,683	377,959	3,474,889	2,320,125	(143,367)	(519,069)	5,510,537
Comprehensive income:
Net income	0	0	0	128,704	0	0	128,704
Other comprehensive loss, net of tax	0	0	0	0	(79,670)	0	(79,670)

Total comprehensive income, net of tax							49,034
Stock based compensation expense	0	0	3,860	0	0	0	3,860
Stock grant forfeiture (17,195 shares)	0	0	684	0	0	(684)	0
Purchase of treasury stock (2,108,811 shares)	0	0	0	0	0	(98,775)	(98,775)
Excise tax on net stock repurchases	0	0	0	0	0	(962)	(962)
Cash dividends ($0.38 per share)	0	0	0	(51,998)	0	0	(51,998)
Net issuance of common stock under stock-based compensation plans (56,284 shares)	56,284	141	2,076	0	0	0	2,217

Balance at September 30, 2026	151,239,967	$378,100	$3,481,509	$2,396,831	$(223,037)	$(619,490)	$5,413,913

See notes to consolidated unaudited financial statements.

CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS’ EQUITY
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands, except per share data)	Nine Months Ended September 30, 2025
	Common Stock				Accumulated Other Comprehensive Income (Loss)		Total Shareholders’ Equity
	Shares	Par Value	Surplus	Retained Earnings		Treasury Stock
Balance at January 1, 2025	142,694,816	$356,737	$3,196,154	$1,917,726	$(223,903)	$(253,491)	$4,993,223
Comprehensive income:
Net income	0	0	0	84,306	0	0	84,306
Other comprehensive income, net of tax	0	0	0	0	28,895	0	28,895

Total comprehensive income, net of tax							113,201
Acquisition of Piedmont Bancorp, Inc. (7,860,831 shares)	7,860,831	19,652	261,294	0	0	0	280,946
Stock based compensation expense	0	0	2,875	0	0	0	2,875
Stock grant forfeiture (8,543 shares)	0	0	313	0	0	(313)	0
Purchase of treasury stock (582,324 shares)	0	0	0	0	0	(20,348)	(20,348)
Cash dividends ($0.37 per share)	0	0	0	(53,336)	0	0	(53,336)
Net issuance of common stock under stock-based compensation plans (274,556 shares)	274,556	687	(2,799)	0	0	0	(2,112)

Balance at March 31, 2025	150,830,203	377,076	3,457,837	1,948,696	(195,008)	(274,152)	5,314,449
Comprehensive income:
Net income	0	0	0	120,721	0	0	120,721
Other comprehensive income, net of tax	0	0	0	0	11,280	0	11,280

Total comprehensive income, net of tax							132,001
Stock based compensation expense	0	0	3,384	0	0	0	3,384
Stock grant forfeiture (846 shares)	0	0	30	0	0	(30)	0
Purchase of treasury stock (981,428 shares)	0	0	0	0	0	(32,555)	(32,555)
Cash dividends ($0.37 per share)	0	0	0	(52,746)	0	0	(52,746)
Net issuance of common stock under stock-based compensation plans (578 shares)	578	1	7	0	0	0	8

Balance at June 30, 2025	150,830,781	377,077	3,461,258	2,016,671	(183,728)	(306,737)	5,364,541
Comprehensive income:
Net income	0	0	0	130,748	0	0	130,748
Other comprehensive income, net of tax	0	0	0	0	25,913	0	25,913

Total comprehensive income, net of tax							156,661
Stock based compensation expense	0	0	3,442	0	0	0	3,442
Stock grant forfeiture (5,311 shares)	0	0	194	0	0	(194)	0
Purchase of treasury stock (735,460 shares)	0	0	0	0	0	(26,504)	(26,504)
Cash dividends ($0.37 per share)	0	0	0	(52,462)	0	0	(52,462)
Net issuance of common stock under stock-based compensation plans (1,577 shares)	1,577	4	33	0	0	0	37

Balance at September 30, 2025	150,832,358	$377,081	$3,464,927	$2,094,957	$(157,815)	$(333,435)	$5,445,715

See notes to consolidated unaudited financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES

(Dollars in thousands)	Nine Months Ended September 30
	2026	2025
NET CASH PROVIDED BY OPERATING ACTIVITIES	$433,748	$359,987
INVESTING ACTIVITIES
Proceeds from sales of securities available for sale	71,807	427
Proceeds from maturities and calls of securities available for sale	1,115,624	1,581,586
Purchases of securities available for sale	(1,749,031)	(1,449,057)
Proceeds from sales of equity securities	36,137	713
Purchases of equity securities	(18,568)	(645)
Proceeds from sales and redemptions of other investment securities	9,424	14,829
Purchases of other investment securities	(30,071)	(47,178)
Purchases of bank premises and equipment	(17,056)	(12,285)
Proceeds from sales of bank premises and equipment	223	1,443
Proceeds from bank-owned life insurance death benefits	333	4,249
Acquisition of Piedmont Bancorp, Inc., net of cash paid	0	77,476
Proceeds from the sales of OREO properties	2,316	185
Net change in loans and leases	(761,460)	(848,334)

NET CASH USED IN INVESTING ACTIVITIES	(1,340,322)	(676,591)

FINANCING ACTIVITIES
Cash dividends paid	(159,264)	(156,521)
Acquisition of treasury stock	(235,029)	(79,407)
Proceeds from exercise of stock options	4,959	365
Repayment of long-term FHLB borrowings	0	(10,000)
Redemption of subordinated debt	0	(20,575)
Changes in:
Deposits	649,810	816,294
Federal funds purchased, securities sold under agreements to repurchase and other short-term borrowings	(13,763)	(7,077)

NET CASH PROVIDED BY FINANCING ACTIVITIES	246,713	543,079

(Decrease) Increase in cash and cash equivalents	(659,861)	226,475
Cash and cash equivalents at beginning of year	2,542,250	2,292,244

Cash and cash equivalents at end of period	$1,882,389	$2,518,719

Supplemental information
Noncash investing activities:
Transfers of other investment securities to equity securities	$0	$2,316
Transfers of loans to OREO	5,350	6,827
Right-of-use assets obtained in the exchange for lease liabilities	23,007	15,433
Excise tax on net stock repurchases	2,180	0
Acquisition of Piedmont Bancorp, Inc.:
Assets acquired, net of cash	0	2,225,854
Liabilities assumed	0	2,152,359
Goodwill	0	129,975
Issuance of common stock as consideration for acquisition	0	280,946
See notes to consolidated unaudited financial statements
.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
UNITED BANKSHARES, INC. AND SUBSIDIARIES
1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Basis of Presentation
The accompanying unaudited consolidated interim financial statements of United Bankshares, Inc. and Subsidiaries (“United” or “the Company”) have been prepared in accordance with accounting principles for interim financial information generally accepted in the United States (“GAAP”) and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, the financial statements do not contain all of the information and footnotes required by accounting principles generally accepted in the United States. In preparing the consolidated financial statements, management is required to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates. The financial statements presented as of September 30, 2026 and 2025 and for the three-month and nine-month periods then ended have not been audited. The consolidated balance sheet as of December 31, 2025 has been extracted from the audited financial statements included in United’s 2025 Annual Report to Shareholders. The Notes to Consolidated Financial Statements appearing in United’s 2025 Annual Report on Form 10-K, which includes descriptions of significant accounting policies, should be read in conjunction with these interim financial statements. In the opinion of management, any adjustments necessary for a fair presentation of financial position and results of operations for the interim periods have been made. Such adjustments are of a normal and recurring nature.
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
Operating and Reporting Segments
As of September 30, 2026, United’s business activities are confined to one operating segment, United Bank, and one reportable segment, community banking. As a community banking entity, United, through United Bank, offers a full range of products and services through various delivery channels. Included among the banking products and services offered are the acceptance of deposits in checking, savings, time and money market accounts; the making and servicing of personal, credit card, commercial, and floor plan loans; and the making of construction and real estate loans as well as the origination and sale of residential mortgages in the secondary market. Also offered are trust and brokerage services, safe deposit boxes, and wire transfers. United’s chief operating decision maker regularly reviews the operating results of United Bank in order to assess performance and make decisions about resource allocation.
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
In November 2025, the FASB released ASU
2025-08, “Financial
Instruments—Credit Losses (Topic 326): Purchased Loans.” ASU
2025-08
makes significant changes to the accounting for certain acquired seasoned loans subject to the current expected credit loss model (CECL). No changes were made to the existing models for originated assets, purchased credit deteriorated assets (PCD) or other acquired assets. Under the ASU
2025-08,
the initial allowance for credit losses recorded upon the acquisition of loans in scope is recognized as an adjustment to the amortized cost basis of the loan–similar to the PCD model. For these loans, the
“day-one”
credit loss estimate does not impact earnings immediately. Subsequent changes in the allowance for credit losses are reported in earnings within credit loss expense. ASU
2025-08
is effective for all business entities for annual periods beginning after December 15, 2026, with early adoption permitted. The Company is currently evaluating the impact the adoption of
ASU 2025-08
may have on the Company’s financial condition or results of operations for subsequent acquisitions.
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

	September 30, 2026
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$273,233	$17	$1,501	$0	$271,749
State and political subdivisions	562,533	6	85,935	0	476,604
Residential mortgage-backed securities
Agency	2,284,302	5	194,960	0	2,089,347
Non-agency	32,912	153	5,236	0	27,829
Commercial mortgage-backed securities
Agency	324,215	32	23,394	0	300,853
Asset-backed securities	151,445	38	1,887	0	149,596
Single issue trust preferred securities	13,337	0	353	0	12,984
Other corporate securities	180,268	0	8,735	0	171,533

Total	$3,822,245	$251	$322,001	$0	$3,500,495

	December 31, 2025
		Gross	Gross	Allowance	Estimated
	Amortized	Unrealized	Unrealized	For Credit	Fair
	Cost	Gains	Losses	Losses	Value
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$283,058	$75	$1,476	$0	$281,657
State and political subdivisions	572,217	343	55,634	0	516,926
Residential mortgage-backed securities
Agency	1,467,436	5,517	114,317	0	1,358,636
Non-agency	42,792	330	4,237	0	38,885
Commercial mortgage-backed securities
Agency	416,177	4,948	26,052	0	395,073
Asset-backed securities	225,617	18	2,381	0	223,254
Single issue trust preferred securities	13,319	0	661	0	12,658
Other corporate securities	244,244	0	11,881	0	232,363

Total	$3,264,860	$11,231	$216,639	$0	$3,059,452

For the adoption of ASC Topic 326, United made a policy election to exclude accrued interest from the amortized cost basis of available-for-sale
debt securities and report accrued interest separately in “Accrued interest receivable” in the consolidated balance sheets.
Available-for-sale
debt securities are placed on nonaccrual status when we no longer expect to receive all contractual amounts due, which is generally at 90 days past due. Accrued interest receivable is reversed against interest income when a security is placed on nonaccrual status. Accordingly, United does not currently recognize an allowance for credit loss against accrued interest receivable on available-for-sale
debt securities. The table above excludes accrued interest receivable of $15,608 and $12,717 at September 30, 2026 and December 31, 2025, respectively, that is recorded in “Accrued interest receivable.”

The following is a summary of securities available for sale which were in an unrealized loss position at September 30, 2026 and December 31, 2025.

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
September 30, 2026
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$507	$6	$22,051	$1,495	$22,558	$1,501
State and political subdivisions	23,535	2,237	444,364	83,698	467,899	85,935
Residential mortgage-backed securities
Agency	1,373,378	53,079	675,737	141,881	2,049,115	194,960
Non-agency	0	0	19,865	5,236	19,865	5,236
Commercial mortgage-backed securities
Agency	84,294	1,862	212,641	21,532	296,935	23,394
Asset-backed securities	2,065	15	126,898	1,872	128,963	1,887
Single issue trust preferred securities	0	0	12,984	353	12,984	353
Other corporate securities	5,946	51	161,176	8,684	167,122	8,735

Total	$1,489,725	$57,250	$1,675,716	$264,751	$3,165,441	$322,001

	Less than 12 months		12 months or longer		Total
	Fair	Unrealized	Fair	Unrealized	Fair	Unrealized
	Value	Losses	Value	Losses	Value	Losses
December 31, 2025
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$133	$1	$31,485	$1,475	$31,618	$1,476
State and political subdivisions	6,177	543	483,564	55,091	489,741	55,634
Residential mortgage-backed securities
Agency	109,848	270	795,183	114,047	905,031	114,317
Non-agency	0	0	21,189	4,237	21,189	4,237
Commercial mortgage-backed securities
Agency	6,287	4	293,038	26,048	299,325	26,052
Asset-backed securities	50,181	154	136,940	2,227	187,121	2,381
Single issue trust preferred securities	0	0	12,658	661	12,658	661
Other corporate securities	0	0	224,942	11,881	224,942	11,881

Total	$172,626	$972	$1,998,999	$215,667	$2,171,625	$216,639

The following table shows the proceeds from maturities, sales and calls of available for sale securities and the gross realized gains and losses on sales and calls of those securities that have been included in earnings as a result of any sales and calls. Gains or losses on sales and calls of available for sale securities were recognized by the specific identification method.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Proceeds from sales, calls and maturities	$389,858	$663,951	$1,187,431	$1,582,013
Gross realized gains	0	0	0	0
Gross realized losses	0	0	9,728	0
At September 30, 2026, gross unrealized losses on available for sale securities were $322,001 on 971 securities of a total portfolio of 1,042 available for sale securities. Securities with the most significant gross unrealized losses at September 30, 2026 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and other corporate securities.
In determining whether or not a security is impaired, management considered the severity of the loss in conjunction with United’s positive intent and the more likely than not ability to hold these securities to recovery of their cost basis or maturity. Generally, the significant amount of gross unrealized losses on available for sale securities at September 30, 2026 was the result of rising interest rates.
State and political subdivisions
United’s state and political subdivisions portfolio relates to securities issued by various municipalities located throughout the United States. The total amortized cost of available for sale state and political subdivision securities was $562,533 at September 30, 2026. As of September 30, 2026, approximately 46% of the portfolio was supported by the general obligation of the issuing municipality, which allows for the securities to be repaid by any means available to the municipality. The majority of the portfolio was rated AA or higher, and no securities within the portfolio were rated below investment grade as of September 30, 2026. In addition to monitoring the credit ratings of these securities, management also evaluates the financial performance of the underlying issuers on an ongoing basis. Based upon management’s analysis and judgment, it was determined that none of the state and political subdivision securities had credit losses at September 30, 2026.
Mortgage-backed securities
The fair value of
mortgage-backed
securities is affected by changes in interest rates and prepayment speeds. When interest rates decline, prepayment speeds generally accelerate due to homeowners refinancing their mortgages at lower interest rates. This may result in the proceeds being reinvested at lower interest rates. Rising interest rates may decrease the assumed prepayment speed. Slower prepayment speeds may extend the maturity of the security beyond its estimated maturity. Therefore, investors may not be able to invest at current higher market rates due to the extended expected maturity of the security. United had a net unrealized loss of $223,400 on mortgage-backed
securities at September 30, 2026. Below is a detailed discussion of mortgage-backed securities by type.
United’s agency mortgage-backed securities portfolio relates to securities issued by Fannie Mae, Freddie Mac, and Ginnie Mae. The total amortized cost of available for sale agency mortgage-backed securities was $2,608,517 at September 30, 2026. Of the $2,608,517 amount, $324,215 was related to agency commercial mortgage-backed securities and $2,284,302 was related to agency residential mortgage-backed securities. Each of the agency mortgage-backed securities provides a guarantee of full and timely payments of principal and interest by the issuing agency. Based upon management’s analysis and judgment, it was determined that none of the agency mortgage-backed securities had credit losses at September 30, 2026.
United’s
non-agency
residential mortgage-backed securities portfolio relates to securities of various private label issuers. The total amortized cost of available for sale non-agency
residential mortgage-backed securities was $32,912 at September 30, 2026. Of the $32,912, 100% was rated AAA. Based upon management’s analysis and judgment, it was determined that none of the non-agency
residential mortgage-backed securities had credit losses at September 30, 2026.

Asset-backed securities
As of September 30, 2026, United’s asset-backed securities portfolio had a total amortized cost balance of $151,445. 100% of the portfolio had at least one rating above investment grade as of September 30, 2026. Approximately 87% of the portfolio relates to securities that are backed by Federal Family Education Loan Program (“FFELP”) student loan collateral which includes a minimum of a 97% government repayment guaranty, as well as additional credit support and subordination in excess of the government guaranteed portion. Approximately 13% of the portfolio relates to collateralized loan obligation securities that are all AAA rated. Upon reviewing this portfolio as of September 30, 2026, it was determined that none of the asset-backed securities had credit losses.
Single issue trust preferred securities
The majority of United’s single issue trust preferred portfolio consists of obligations from large cap banks (i.e. banks with market capitalization in excess of $10 billion). All single issue trust preferred securities are currently receiving interest payments. The amortized cost of available for sale single issue trust preferred securities as of September 30, 2026 consisted of $7,494 in investment grade bonds and $5,843 in unrated bonds. Management reviews each issuer’s current and projected earnings trends, asset quality, capitalization levels, and other key factors. Upon completing the review for the third quarter of 2026, it was determined that none of the single issue trust preferred securities had credit losses.
Other corporate securities
As of September 30, 2026, United’s other corporate securities portfolio had a total amortized cost balance of $180,268. The majority of the portfolio consisted of debt issuances of corporations representing a variety of industries, including financial institutions. Of the $180,268, 94% had at least one rating above investment grade, 2% were below investment grade rated, and 4% were unrated. For other corporate securities, management has evaluated the near-term prospects of the investment in relation to the severity of any unrealized loss. Based upon management’s analysis and judgment, it was determined that none of the other corporate securities had credit losses at September 30, 2026.
The amortized cost and estimated fair value of securities available for sale at September 30, 2026 and December 31, 2025 by contractual maturity are shown as follows. Expected maturities may differ from contractual maturities because the issuers may have the right to call or prepay obligations without penalties.

	September 30, 2026		December 31, 2025
		Estimated		Estimated
	Amortized	Fair	Amortized	Fair
	Cost	Value	Cost	Value
Due in one year or less	$292,924	$292,540	$298,573	$298,193
Due after one year through five years	518,718	478,794	527,383	494,204
Due after five years through ten years	514,207	464,232	559,647	521,011
Due after ten years	2,496,396	2,264,929	1,879,257	1,746,044

Total	$3,822,245	$3,500,495	$3,264,860	$3,059,452

Equity securities at fair value
Equity securities consist mainly of equity securities of financial institutions, mutual funds of Community Reinvestment Act (“CRA”) qualified investments and equity securities within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. The fair value of United’s equity securities was $25,765 at September 30, 2026 and $34,760 at December 31, 2025.

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Net gains recognized during the period on equity securities sold	$59	$0	$4,170	$0
Unrealized gains recognized during the period on equity securities still held at period end	138	10,442	5,005	11,421
Unrealized losses recognized during the period on equity securities still held at period end	(545)	0	(601)	(33)

Net (losses) gains recognized during the period	$(348)	$10,442	$8,574	$11,388

Other investment securities
During the third quarter of 2026, United evaluated all of its cost method investments to determine if certain events or changes in circumstances during the third quarter of 2026 had a significant adverse effect on the recorded value of any of its cost method securities. United determined that there was no individual security that experienced an adverse event during the third quarter. There were no other events or changes in circumstances during the third quarter which would have an adverse effect on the recorded fair value of its cost method securities.
The carrying value of securities pledged to secure public deposits, securities sold under agreements to repurchase, and for other purposes as required or permitted by law, approximated $2,130,125 and $2,102,175 at September 30, 2026 and December 31, 2025, respectively.
3. LOANS AND LEASES
Major classes of loans and leases are as follows:

	September 30, 2026	December 31, 2025
Commercial, financial and agricultural:
Owner-occupied commercial real estate	$2,177,293	$2,145,921
Nonowner-occupied commercial real estate	9,033,200	8,343,520
Other commercial	3,774,652	3,784,833

Total commercial, financial & agricultural	14,985,145	14,274,274
Residential real estate	6,257,512	6,098,262
Construction & land development	3,398,426	3,570,902
Consumer:
Bankcard	9,215	9,686
Other consumer	823,184	767,496
Less: Unearned income	(13,224)	(11,498)

Loans and leases, net of unearned income	$25,460,258	$24,709,122

The table above does not include loans held for sale of $17,712 and $31,277 at September 30, 2026 and December 31, 2025, respectively. Loans held for sale consist of single-family residential real estate loans originated for sale in the secondary market.
United’s subsidiary bank has made loans to the directors and officers of United and its subsidiaries, and to their affiliates. The aggregate dollar amount of these loans was $52,204 and $42,441 at September 30, 2026 and December 31, 2025, respectively.
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
The following table sets forth United’s age analysis of its past due loans and leases, segregated by class of loans and leases:

Age Analysis of Past Due Loans and Leases
As of September 30, 2026
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$6,935	$1,444	$8,379	$2,168,914	$2,177,293	$0
Nonowner-occupied	39,976	78,140	118,116	8,915,084	9,033,200	3,499
Other commercial	8,150	7,354	15,504	3,759,148	3,774,652	649
Residential real estate	32,110	19,442	51,552	6,205,960	6,257,512	5,602
Construction & land development	1,704	2,681	4,385	3,394,041	3,398,426	0
Consumer:
Bankcard	82	47	129	9,086	9,215	47
Other consumer	8,665	786	9,451	813,733	823,184	190

Total	$97,622	$109,894	$207,516	$25,265,966	$25,473,482	$9,987

Age Analysis of Past Due Loans and Leases
As of December 31, 2025
	30-89 Days Past Due	90 Days or more Past Due	Total Past Due	Current & Other	Total Financing Receivables	90 Days or More Past Due & Accruing
Commercial real estate:
Owner-occupied	$4,754	$1,830	$6,584	$2,139,337	$2,145,921	$81
Nonowner-occupied	7,598	71,038	78,636	8,264,884	8,343,520	0
Other commercial	2,490	6,569	9,059	3,775,774	3,784,833	591
Residential real estate	25,026	19,124	44,150	6,054,112	6,098,262	3,701
Construction & land development	1,508	1,301	2,809	3,568,093	3,570,902	0
Consumer:
Bankcard	28	54	82	9,604	9,686	54
Other consumer	13,661	1,550	15,211	752,285	767,496	547

Total	$55,065	$101,466	$156,531	$24,564,089	$24,720,620	$4,974

The following table sets forth United’s nonaccrual loans and leases, segregated by class of loans and leases:

	At September 30, 2026		At December 31, 2025
	Nonaccruals	With No Related Allowance for Credit Losses	Nonaccruals	With No Related Allowance for Credit Losses
Commercial Real Estate:
Owner-occupied	$1,444	$1,444	$1,749	$1,749
Nonowner-occupied	74,641	74,641	71,038	71,038
Other Commercial	6,705	4,242	5,978	3,515
Residential Real Estate	13,840	13,840	15,423	15,423
Construction	2,681	2,143	1,301	1,301
Consumer:
Bankcard	0	0	0	0
Other consumer	596	596	1,003	1,003

Total	$99,907	$96,906	$96,492	$94,029

Interest income recognized on nonaccrual loans was insignificant during the three and nine months ended September 30, 2026 and 2025.
In some cases, United will modify a loan to a borrower experiencing financial difficulty by providing multiple types of concessions such as a term extension, principal forgiveness, an interest rate reduction or a combination thereof. The following table presents the amortized cost of loans and leases to borrowers experiencing financial difficulty modified during the three and nine months ended September 30, 2026 and 2025, respectively, by class of financing receivable and by type of modification. The percentage of the amortized cost basis of loans and leases that were modified to borrowers experiencing financial difficulty as compared to the amortized cost basis of each class of financing receivable is also represented below.

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended September 30, 2026
	Term Extension	Other-Than- Insignificant Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$0	$0	$0	$0	0.00%
Nonowner-occupied	0	0	0	0	0.00%
Other commercial	2,487	902	0	0	0.09%
Residential real estate	0	2,807	0	0	0.04%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$2,487	$3,709	$0	$0	0.02%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended September 30, 2025
	Term Extension	Other-Than- Insignificant Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$0	$0	$0	$0	0.00%
Nonowner-occupied	0	0	0	0	0.00%
Other commercial	0	0	0	0	0.00%
Residential real estate	78	0	0	0	0.00%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Three Months ended September 30, 2025
	Term Extension	Other-Than- Insignificant Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$78	$0	$0	$0	0.00%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Nine Months ended September 30, 2026
	Term Extension	Other-Than- Insignificant Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$1,206	$37	$0	$0	0.06%
Nonowner-occupied	0	0	0	0	0.00%
Other commercial	2,487	902	0	0	0.09%
Residential real estate	0	2,976	0	0	0.05%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$3,693	$3,915	$0	$0	0.03%

	Amortized Cost Basis of Loan Modifications Made to Borrowers Experiencing Financial Difficulty
	For the Nine Months ended September 30, 2025
	Term Extension	Other-Than- Insignificant Payment Delay	Term Extension & Interest Rate Reduction	Term Extension & Payment Delay	% of Total Class of Financing Receivable
Commercial real estate:
Owner-occupied	$8,402	$0	$0	$3,466	0.56%
Nonowner-occupied	5,686	4,616	5,341	0	0.19%
Other commercial	1,477	0	0	0	0.04%
Residential real estate	78	0	0	0	0.00%
Construction & land development	0	0	0	0	0.00%
Consumer:
Bankcard	0	0	0	0	0.00%
Other consumer	0	0	0	0	0.00%

Total	$15,643	$4,616	$5,341	$3,466	0.12%

As of September 30, 2026 and December 31, 2025, there were commitments to lend additional funds of $2,607 and $139, respectively, to debtors owing loan receivables whose terms have been modified.

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
United closely monitors the performance of the loans that are modified to borrowers experiencing financial difficulty to understand the effectiveness of its modification efforts. The following table presents the performance in the 12 months after a modification made to borrowers experiencing financial difficulty presented by class of financing receivable:

	Payment Status (Amortized Cost Basis)
	As of September 30, 2026			As of September 30, 2025
	Current	30-89 Days Past Due	90+ Days Past Due	Current	30-89 Days Past Due	90+ Days Past Due
Commercial real estate:
Owner-occupied	$1,244	$0	$0	$11,868	$0	$0
Nonowner-occupied	1,395	1,813	0	11,291	4,399	0
Other commercial	3,389	0	0	1,477	0	0
Residential real estate	2,976	0	0	243	0	0
Construction & land development	0	0	0	43	0	0
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$9,004	$1,813	$0	$24,922	$4,399	$0

The following table presents the financial effect of loan and lease modifications to borrowers experiencing financial difficulty for the three and nine months ended September 30, 2026 and 2025.

	For the Three Months Ended			For the Three Months Ended
	September 30, 2026			September 30, 2025
	Weighted- Average Interest Rate Reduction	Weighted Average Payment Delay (in years)	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Payment Delay (in years)	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.00%	0	0	0.00%	0	0
Nonowner-occupied	0.00%	0	0	0.00%	0	0
Other Commercial	0.00%	0.2	0.3	0.00%	0	0
Residential Real Estate	0.00%	1.0	0	0.00%	0	0.3
Construction & land development	0.00%	0	0	0.00%	0	0
Consumer:
Bankcard	0.00%	0	0	0.00%	0	0
Other consumer	0.00%	0	0	0.00%	0	0

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2026			September 30, 2025
	Weighted- Average Interest Rate Reduction	Weighted Average Payment Delay (in years)	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Payment Delay (in years)	Weighted Average Term Extension (in years)
Commercial Real Estate:
Owner-occupied	0.00%	1.0	3.3	0.50%	2.4	0.5
Nonowner-occupied	0.00%	0	0	0.50%	2.0	0.4
Other Commercial	0.00%	0.2	0.3	0.00%	0	0.1

	For the Nine Months Ended			For the Nine Months Ended
	September 30, 2026			September 30, 2025
	Weighted- Average Interest Rate Reduction	Weighted Average Payment Delay (in years)	Weighted Average Term Extension (in years)	Weighted- Average Interest Rate Reduction	Weighted Average Payment Delay (in years)	Weighted Average Term Extension (in years)
Residential Real Estate	0.00%	1.0	0	0.00%	0	0.3
Construction & land development	0.00%	0	0	0.00%	0	0
Consumer:
Bankcard	0.00%	0	0	0.00%	0	0
Other consumer	0.00%	0	0	0.00%	0	0
No loan or lease modifications completed within the last 12 months to borrowers experiencing financial difficulty had a payment default during the three and nine months ended September 30, 2026 and 2025.
United elected the practical expedient to measure expected credit losses on collateral dependent loans and leases based on the difference between the loan’s amortized cost and the collateral’s fair value, adjusted for selling costs. The following table presents the amortized cost basis of collateral-dependent loans and leases in which repayment is expected to be derived substantially through the operation or sale of the collateral and where the borrower is experiencing financial difficulty, by class of loans and leases as of September 30, 2026 and December 31, 2025:

	Collateral Dependent Loans and Leases
	At September 30, 2026
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$0	$0	$2,690	$23,146	$25,836
Nonowner-occupied	5,643	0	12	85,230	28,255	119,140
Other commercial	0	6,928	0	4,795	2,779	14,502
Residential real estate	5,317	0	200	0	2	5,519
Construction & land development	1,421	0	2,316	0	0	3,737
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$12,381	$6,928	$2,528	$92,715	$54,182	$168,734

	Collateral Dependent Loans and Leases
	At December 31, 2025
	Residential Property	Business Assets	Land	Commercial Property	Other	Total
Commercial real estate:
Owner-occupied	$0	$0	$0	$3,094	$19,366	$22,460
Nonowner-occupied	6,830	0	0	84,786	38,761	130,377
Other commercial	0	4,005	0	4,893	3,174	12,072
Residential real estate	6,049	0	0	0	5	6,054
Construction & land development	250	0	849	0	1,170	2,269
Consumer:
Bankcard	0	0	0	0	0	0
Other consumer	0	0	0	0	0	0

Total	$13,129	$4,005	$849	$92,773	$62,476	$173,232

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

Commercial Real Estate – Owner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2026	2026	2025	2024	2023	2022	Prior
Internal Risk Grade:
Pass	$266,840	$365,549	$337,375	$168,575	$278,382	$662,382	$55,265	$0	$2,134,368
Special Mention	0	51	0	0	1,277	7,744	7,205	0	16,277
Substandard	0	0	0	253	3,627	19,202	3,369	0	26,451
Doubtful	0	0	0	0	0	197	0	0	197

Total	$266,840	$365,600	$337,375	$168,828	$283,286	$689,525	$65,839	$0	$2,177,293

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	0	9	242	0	0	251

Current-period net recoveries	$0	$0	$0	$0	$9	$242	$0	$0	$251

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$353,313	$362,198	$196,733	$301,328	$278,290	$555,204	$51,711	$0	$2,098,777
Special Mention	0	0	4,842	0	0	3,727	2,695	0	11,264
Substandard	0	246	4,027	3,402	0	19,671	8,220	116	35,682
Doubtful	0	0	0	0	0	198	0	0	198

Total	$353,313	$362,444	$205,602	$304,730	$278,290	$578,800	$62,626	$116	$2,145,921

Current-period charge-offs	0	0	0	0	0	(228)	0	0	(228)
Current-period recoveries	0	0	0	14	0	304	0	0	318

Current-period net recoveries	$0	$0	$0	$14	$0	$76	$0	$0	$90

Commercial Real Estate – Nonowner-occupied

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2026	2026	2025	2024	2023	2022	Prior
Internal Risk Grade:
Pass	$1,929,686	$1,561,307	$1,005,582	$710,566	$1,416,103	$1,799,165	$143,266	$0	$8,565,675
Special Mention	0	1,959	0	16,608	72,704	209,219	0	0	300,490
Substandard	0	0	1,775	8,876	40,847	93,000	22,537	0	167,035
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,929,686	$1,563,266	$1,007,357	$736,050	$1,529,654	$2,101,384	$165,803	$0	$9,033,200

Current-period charge-offs	0	0	0	0	0	(15,560)	0	0	(15,560)
Current-period recoveries	0	0	0	0	0	75	0	0	75

Current-period net charge-offs	$0	$0	$0	$0	$0	$(15,485)	$0	$0	$(15,485)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$1,628,785	$856,235	$760,043	$1,917,759	$1,165,300	$1,397,941	$143,406	$0	$7,869,469
Special Mention	1,983	0	7,058	51,603	113,708	120,213	0	0	294,565
Substandard	0	0	5,431	48,950	5,323	97,607	22,175	0	179,486
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,630,768	$856,235	$772,532	$2,018,312	$1,284,331	$1,615,761	$165,581	$0	$8,343,520

Current-period charge-offs	0	0	0	0	0	(35,798)	0	0	(35,798)
Current-period recoveries	0	0	0	0	0	160	0	0	160

Current-period net charge-offs	$0	$0	$0	$0	$0	$(35,638)	$0	$0	$(35,638)

Other commercial

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of September 30, 2026	2026	2025	2024	2023	2022	Prior
Internal Risk Grade:
Pass	$407,844	$563,577	$293,922	$358,820	$122,063	$835,809	$1,146,704	$20	$3,728,759
Special Mention	74	0	398	221	292	11,553	261	0	12,799
Substandard	0	55	2,446	2,391	753	24,895	2,554	0	33,094
Doubtful	0	0	0	0	0	0	0	0	0

Total	$407,918	$563,632	$296,766	$361,432	$123,108	$872,257	$1,149,519	$20	$3,774,652

Current-period charge-offs	(60)	(13)	(170)	(268)	(602)	(4,032)	(1,058)	0	(6,203)
Current-period recoveries	0	5	1	62	0	895	30	0	993

Current-period net charge-offs	$(60)	$(8)	$(169)	$(206)	$(602)	$(3,137)	$(1,028)	$0	$(5,210)

	Term Loans and leases Origination Year						Revolving loans and leases amortized cost basis	Revolving loans and leases converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$628,597	$373,700	$472,334	$214,442	$324,424	$600,824	$1,117,879	$47	$3,732,247
Special Mention	5	431	117	949	1,128	9,012	458	0	12,100
Substandard	0	1,689	2,853	6,225	6,926	17,469	5,324	0	40,486
Doubtful	0	0	0	0	0	0	0	0	0

Total	$628,602	$375,820	$475,304	$221,616	$332,478	$627,305	$1,123,661	$47	$3,784,833

Current-period charge-offs	0	(48)	(150)	(229)	(1,625)	(2,459)	(913)	0	(5,424)
Current-period recoveries	0	0	27	75	32	2,111	64	0	2,309

Current-period net charge-offs	$0	$(48)	$(123)	$(154)	$(1,593)	$(348)	$(849)	$0	$(3,115)

Residential Real Estate

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2026	2026	2025	2024	2023	2022	Prior
Internal Risk Grade:
Pass	$782,157	$777,444	$400,403	$631,637	$1,402,225	$1,706,843	$533,853	$138	$6,234,700
Special Mention	10	0	161	651	0	1,819	584	0	3,225
Substandard	0	0	306	831	200	18,128	122	0	19,587
Doubtful	0	0	0	0	0	0	0	0	0

Total	$782,167	$777,444	$400,870	$633,119	$1,402,425	$1,726,790	$534,559	$138	$6,257,512

Current-period charge- offs	0	0	0	(74)	0	(277)	0	0	(351)
Current-period recoveries	0	0	0	0	16	72	12	0	100

Current-period net (charge-offs) recoveries	$0	$0	$0	$(74)	$16	$(205)	$12	$0	$(251)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$746,665	$427,238	$784,994	$1,608,513	$822,932	$1,148,481	$533,509	$160	$6,072,492
Special M e ntion	0	476	104	0	0	4,048	637	0	5,265
Substandard	0	407	107	0	7,800	11,984	207	0	20,505
Doubtful	0	0	0	0	0	0	0	0	0

Total	$746,665	$428,121	$785,205	$1,608,513	$830,732	$1,164,513	$534,353	$160	$6,098,262

Current-period charge-offs	0	(67)	(205)	(189)	(6)	(532)	0	0	(999)
Current-period recoveries	0	0	0	0	2	701	1	0	704

Current-period net (charge- offs) recoveries	$0	$(67)	$(205)	$(189)	$(4)	$169	$1	$0	$(295)

Construction and Land Development

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2026	2026	2025	2024	2023	2022	Prior
Internal Risk Grade:

Pass	$726,331	$954,108	$727,701	$383,801	$176,688	$64,965	$271,588	$0	$3,305,182
Special Mention	0	0	6,545	12,160	12,093	49,559	0	0	80,357
Substandard	0	1,399	305	3,329	299	7,455	100	0	12,887
Doubtful	0	0	0	0	0	0	0	0	0

Total	$726,331	$955,507	$734,551	$399,290	$189,080	$121,979	$271,688	$0	$3,398,426

Current-period charge-offs	0	0	0	0	0	0	0	0	0
Current-period recoveries	0	0	0	1	0	351	0	0	352

Current-period net recoveries	$0	$0	$0	$1	$0	$351	$0	$0	$352

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$1,031,215	$992,846	$693,752	$401,811	$65,460	$27,716	$305,750	$0	$3,518,550
Special Mention	0	2,827	30,509	0	4,208	8,281	0	0	45,825
Substandard	541	0	4,468	34	0	1,484	0	0	6,527
Doubtful	0	0	0	0	0	0	0	0	0

Total	$1,031,756	$995,673	$728,729	$401,845	$69,668	$37,481	$305,750	$0	$3,570,902

Current-period charge-offs	0	0	(141)	0	(103)	(164)	0	0	(408)
Current-period recoveries	0	0	0	0	0	225	0	0	225

Current-period net (charge-offs) recoveries	$0	$0	$(141)	$0	$(103)	$61	$0	$0	$(183)

Bankcard

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2026	2026	2025	2024	2023	2022	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,086	$0	$9,086
Special Mention	0	0	0	0	0	0	82	0	82
Substandard	0	0	0	0	0	0	47	0	47
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,215	$0	$9,215

Current-period charge-offs	0	0	0	0	0	0	(174)	0	(174)
Current-period recoveries	0	0	0	0	0	0	27	0	27

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(147)	$0	$(147)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$0	$0	$0	$0	$0	$0	$9,603	$0	$9,603
Special Mention	0	0	0	0	0	0	28	0	28
Substandard	0	0	0	0	0	0	55	0	55
Doubtful	0	0	0	0	0	0	0	0	0

Total	$0	$0	$0	$0	$0	$0	$9,686	$0	$9,686

Current-period charge-offs	0	0	0	0	0	0	(320)	0	(320)
Current-period recoveries	0	0	0	0	0	0	55	0	55

Current-period net charge-offs	$0	$0	$0	$0	$0	$0	$(265)	$0	$(265)

Other Consumer

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of September 30, 2026	2026	2025	2024	2023	2022	Prior
Internal Risk Grade:
Pass	$319,742	$258,035	$62,202	$49,835	$91,135	$30,887	$1,890	$0	$813,726
Special Mention	522	1,329	439	658	3,751	1,958	14	0	8,671
Substandard	42	99	6	34	372	234	0	0	787
Doubtful	0	0	0	0	0	0	0	0	0

Total	$320,306	$259,463	$62,647	$50,527	$95,258	$33,079	$1,904	$0	$823,184

Current-period charge-offs	(18)	(354)	(25)	(167)	(1,426)	(948)	0	0	(2,938)
Current-period recoveries	4	21	14	29	452	555	0	0	1,075

Current-period net charge-offs	$(14)	$(333)	$(11)	$(138)	$(974)	$(393)	$0	$0	$(1,863)

	Term Loans Origination Year						Revolving loans amortized cost basis	Revolving loans converted to term loans	Total
As of December 31, 2025	2025	2024	2023	2022	2021	Prior
Internal Risk Grade:
Pass	$346,057	$90,623	$79,353	$157,220	$57,987	$18,929	$2,104	$0	$752,273
Special Mention	682	446	821	6,741	3,794	1,171	13	0	13,668
Substandard	221	57	88	617	464	101	7	0	1,555
Doubtful	0	0	0	0	0	0	0	0	0
Total	$346,960	$91,126	$80,262	$164,578	$62,245	$20,201	$2,124	$0	$767,496

Current-period charge-offs	(15)	(185)	(507)	(4,547)	(1,698)	(783)	0	0	(7,735)
Current-period recoveries	0	7	78	642	273	429	0	0	1,429

Current-period net charge-offs	$(15)	$(178)	$(429)	$(3,905)	$(1,425)	$(354)	$0	$0	$(6,306)

At September 30, 2026 and December 31, 2025, other real estate owned (“OREO”) included in other assets in the Consolidated Balance Sheets was $11,198 and $8,857, respectively. OREO consists of real estate acquired in foreclosure or other settlement of loans. Such assets are carried at the lower of the investment in the assets or the fair value of the assets less estimated selling costs. Any adjustment to the fair value at the date of transfer is charged against the allowance for loan losses. Any subsequent valuation adjustments as well as any costs relating to operating, holding or disposing of the property are recorded in other expense in the period incurred. At September 30, 2026 and December 31, 2025, the recorded investment of consumer mortgage loans secured by residential real estate properties for which formal foreclosure proceedings are in process was $1,186 and $1,868, respectively.
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
United made a policy election to present the accrued interest receivable balance separately in its consolidated balance sheets from the amortized cost of a loan. Accrued interest receivable of $88,374 and $95,960 at September 30, 2026 and December 31, 2025, respectively, related to loans and leases are included separately in “Accrued interest receivable” in the consolidated balance sheets. For all classes of loans and leases receivable, the accrual of interest is discontinued when the contractual payment of principal or interest has become 90 days past due, unless the loan is well secured and in the process of collection. Interest received on nonaccrual loans and leases, generally is either applied against principal or reported as interest income, according to management’s judgment as to the collectability of principal.

The following table represents the accrued interest receivable as of September 30, 2026 and December 31, 2025:

	Accrued Interest Receivable
	At September 30, 2026	At December 31, 2025
Commercial Real Estate:
Owner-occupied	$6,147	$6,922
Nonowner-occupied	33,254	37,086
Other Commercial	10,739	11,822
Residential Real Estate	22,218	21,643
Construction	13,491	16,046
Consumer:
Bankcard	0	0
Other consumer	2,525	2,441

Total	$88,374	$95,960

The following table represents the accrued interest receivables written off by reversing interest income for the three months and nine months ended September 30, 2026 and 2025:

	Accrued Interest Receivables Written Off by Reversing Interest Income
	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Commercial real estate:
Owner-occupied	$1	$0	$5	$68
Nonowner-occupied	289	1,112	553	1,212
Other commercial	4	3	212	80
Residential real estate	56	28	278	434
Construction & land development	0	9	76	216
Consumer:
Bankcard	0	0	0	0
Other consumer	23	41	88	190

Total	$373	$1,193	$1,212	$2,200

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
United maintains an allowance for loan losses and a reserve for lending-related commitments such as unfunded loan commitments and letters of credit. The reserve for lending-related commitments of $40,067 and $35,075 at September 30, 2026 and December 31, 2025, respectively, is separately classified on the balance sheet within liabilities. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses.
United’s allowance for loan and lease losses at September 30, 2026 decreased $3,372 or 1.13% from December 31, 2025.
The third quarter of 2026 qualitative adjustments include analyses of the following:

•	Current conditions – United considered the impact of collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; and concentrations of credit.

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

•
The forecast for real GDP increased slightly in the third quarter, from a projection of 2.20% for 2026 as of mid-June
2026 to 2.30% for 2026 as of
mid-September
with a projection of 2.40% for 2027. The unemployment rate forecast improved slightly in the third quarter with a projection of 4.30% for 2026 as of mid-June
2026 to 4.10% as of
mid-September
2026 with projection of 4.10% for 2027. The forecast for the house price index increased in the third quarter with a projection of 1.01% for 2026 and 1.41% for 2027 compared to 0.67% and 0.70% for 2026 and 2027, respectively, in the second quarter. Similarly, the mortgage rate increased to 6.56% for 2026 and 6.59% for 2027 during the third quarter compared to 6.32% in 2026 and 2027 in the second quarter. The real disposable personal income forecast declined for 2026 from 0.87% in the second quarter to 0.43% in the third quarter but improved for 2027 from 2.40% in the second quarter to 2.48% in the third quarter. The outlook for the commercial real estate price index experienced minimal change in the third quarter as compared to the second quarter of 2026.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

A progression of the allowance for loan and lease losses, by portfolio segment, for the periods indicated is summarized as follows:

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Three Months Ended September 30, 2026
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$13,753	$107,602	$58,676	$53,572	$51,320	$1,029	$13,552	$299,504
Charge-offs	0	(10,642)	(627)	(76)	0	(59)	(879)	(12,283)
Recoveries	16	1	294	14	0	7	351	683
Provision	(2,757)	8,886	(837)	(257)	624	33	550	6,242

Ending balance	$11,012	$105,847	$57,506	$53,253	$51,944	$1,010	$13,574	$294,146

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Nine Months Ended September 30, 2026
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$13,564	$96,716	$61,729	$53,949	$57,967	$889	$12,704	$297,518
Charge-offs	0	(15,560)	(6,203)	(351)	0	(174)	(2,938)	(25,226)
Recoveries	251	75	993	100	352	27	1,075	2,873
Provision	(2,803)	24,616	987	(445)	(6,375)	268	2,733	18,981

Ending balance	$11,012	$105,847	$57,506	$53,253	$51,944	$1,010	$13,574	$294,146

	Allowance for Loan and Lease Losses and Carrying Amount of Loans and Leases
	For the Year Ended December 31, 2025
	Commercial Real Estate		Other Commercial	Residential Real Estate	Construction & Land Development	Bankcard		Total
	Owner- occupied	Nonowner- occupied					Other Consumer
Allowance for Loan and Lease Losses:
Beginning balance	$11,852	$74,522	$65,105	$46,373	$63,621	$891	$9,480	$271,844
Initial allowance for PCD loans (acquired during the period)	795	11,059	872	208	4,584	0	0	17,518
Charge-offs	(228)	(35,798)	(5,424)	(999)	(408)	(320)	(7,735)	(50,912)
Recoveries	318	160	2,309	704	225	55	1,429	5,200
Provision	827	46,773	(1,133)	7,663	(10,055)	263	9,530	53,868
Ending balance	$13,564	$96,716	$61,729	$53,949	$57,967	$889	$12,704	$297,518

6. INTANGIBLE ASSETS
The following is a summary of intangible assets subject to amortization and those not subject to amortization:

	September 30, 2026
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$137,929	($111,176)	$137,929	($111,176)

Goodwill not subject to amortization	$2,018,848		$2,018,848

	December 31, 2025
	Community Banking		Total
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Core deposit intangible assets	$137,929	($105,662)	$137,929	($105,662)

Goodwill not subject to amortization	$2,018,848		$2,018,848

United incurred amortization expense of $1,838 and $5,514 for the three and nine months ended September 30, 2026 as compared to $2,340 and $7,022 for the three and nine months ended September 30, 2025, respectively.
The following table sets forth the anticipated amortization expense for intangible assets for the years subsequent to 2025:

Year	Amount
2026	$7,351
2027	5,060
2028	4,003
2029	3,518
2030	3,086
2031 and thereafter	9,249
7. LEASES
United determines if an arrangement is a lease at inception. United and certain subsidiaries have entered into various noncancelable-operating leases for branch and loan production offices as well as operating facilities. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the Consolidated Balance Sheets. Operating leases with an initial term of 12 months or less are not recorded on the Consolidated Balance Sheets. United did not have any finance leases as of September 30, 2026 or December 31, 2025.

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

ROU assets represent United’s right to use an underlying asset for the lease term and lease liabilities represent United’s obligation to make lease payments arising from the lease. Operating lease ROU assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. As most of United’s leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. The operating lease ROU asset also includes any lease payments made and excludes lease incentives. Lease terms may include options to extend the lease when it is reasonably certain that United will exercise that option. Lease expense for lease payments is recognized on a straight-line basis over the lease term
.
The components of lease expense were as follows:

		Three Months Ended	Three Months Ended
	Classification	September 30, 2026	September 30, 2025
Operating lease cost	Net occupancy expense	$5,215	$5,038
Sublease income	Net occupancy expense	(53)	(51)

Net lease cost		$5,162	$4,987

		Nine Months Ended	Nine Months Ended
	Classification	September 30, 2026	September 30, 2025
Operating lease cost	Net occupancy expense	$15,419	$15,066
Sublease income	Net occupancy expense	(157)	(152)

Net lease cost		$15,262	$14,914

Supplemental balance sheet information related to leases was as follows:

	Classification	September 30, 2026	December 31, 2025
Operating lease right-of-use assets	Operating lease right-of-use assets	$99,188	$89,312
Operating lease liabilities	Operating lease liabilities	$106,918	$95,392
Other information related to leases was as follows:

September 30, 2026
Weighted-average remaining lease term:
Operating leases	7.71 years
Weighted-average discount rate:
Operating leases	3.92%
Supplemental cash flow information related to leases was as follows:

	Three Months Ended
	September 30, 2026	September 30, 2025
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,987	$4,920
ROU assets obtained in the exchange for lease liabilities	10,920	2,783

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash paid for amounts in the measurement of lease liabilities:
Operating cash flows from operating leases	$15,175	$14,891
ROU assets obtained in the exchange for lease liabilities	23,007	15,433

Maturities of lease liabilities by year and in the aggregate, under operating leases with initial or remaining terms of one year or more, for years subsequent to December 31, 2025, consists of the following as of September 30, 2026:

Year	Amount
2026	$4,775
2027	20,028
2028	18,307
2029	16,153
2030	14,183
Thereafter	52,053

Total lease payments	125,499
Less: imputed interest	(18,581)

Total	$106,918

8. SHORT-TERM BORROWINGS
At September 30, 2026 and December 31, 2025, short-term borrowings were as follows:

	As of September 30, 2026	As of December 31, 2025
Federal funds purchased	$0	$0
Securities sold under agreements to repurchase	184,810	198,573

Total short-term borrowings	$184,810	$198,573

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
United has a $20,000 line of credit with an unrelated financial institution to provide for general liquidity needs. The line is an unsecured, revolving line of credit. The line is renewable on a 360-day basis and carries an indexed, floating-rate of interest. The line requires compliance with various financial and nonfinancial covenants. At September 30, 2026, United had no outstanding balance under this credit.
9. LONG-TERM BORROWINGS
United’s subsidiary bank is a member of the FHLB. Membership in the FHLB makes available short-term and long-term borrowings from collateralized advances. All FHLB borrowings are collateralized by a mix of single-family residential mortgage loans, commercial loans and investment securities. At September 30, 2026, United had an unused borrowing amount of approximately $9,078,214 available subject to delivery of collateral after certain trigger points. Advances may be called by the FHLB or redeemed by United based on predefined factors and penalties.
At September 30, 2026, a $250,000 FHLB advance with a weighted-average contractual interest rate of 3.89% and a weighted-average effective interest rate of 0.59% is scheduled to mature in 2026. The weighted-average effective rate considers the effect of any interest rate swaps designated as cash flow hedges outstanding at September 30, 2026 to manage interest rate risk on its long-term debt.
At September 30, 2026, United had a total of twenty statutory business trusts that were formed for the purpose of issuing or participating in pools of trust preferred capital securities (“Capital Securities”) with the proceeds invested in junior subordinated debt securities (“Debentures”) of United. The Debentures, which are subordinate and junior in right of payment to all present and future senior indebtedness and certain other financial obligations of United, are the sole assets of the trusts and United’s payment under the Debentures is the sole source of revenue for the trusts. At September 30, 2026 and December 31, 2025, the outstanding balance of the Debentures was $283,011 and $281,817, respectively, and was included in the category of long-term debt on the Consolidated Balance Sheets entitled “Other long-term borrowings.” The Capital Securities are not included as a component of shareholders’ equity in the Consolidated Balance Sheets. United fully and unconditionally guarantees each individual trust’s obligations under the Capital Securities. Under the provisions of the subordinated debt, United has the right to defer payment of interest on the subordinated debt at any time, or from time to time, for periods not exceeding five years. If interest payments on the subordinated debt are deferred, the dividends on the Capital Securities are also deferred. Interest on the subordinated debt is cumulative.

In accordance with the fully-phased in “Basel III Capital Rules” as published by United’s primary federal regulator, the Federal Reserve, United is unable to consider the Capital Securities or the fixed-to-floating
rate subordinated notes as Tier 1 capital, but rather the Capital Securities and the fixed-to-floating
rate subordinated notes are included as a component of United’s Tier 2 capital. United can include the Capital Securities and the fixed-to-floating
rate subordinated notes in its Tier 2 capital on a permanent basis subject to certain maturity phase-out
rules.
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
Commitments to extend credit are agreements to lend to a customer as long as there is no violation of any condition established in the commitment contract. Commitments generally have fixed expiration dates or other termination clauses and may require the payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily, and historically do not, represent future cash requirements. The amount of collateral obtained, if deemed necessary upon the extension of credit, is based on management’s credit evaluation of the counterparty. United had approximately $7,205,243 and $6,408,827 of loan commitments outstanding as of September 30, 2026 and December 31, 2025, respectively, approximately 30% of which contractually expire within one year.
Commercial and standby letters of credit are agreements used by United’s customers as a means of improving their credit standing in their dealings with others. Under these agreements, United guarantees certain financial commitments of its customers. A commercial letter of credit is issued specifically to facilitate trade or commerce. Typically, under the terms of a commercial letter of credit, a commitment is drawn upon when the underlying transaction is consummated as intended between the customer and a third party. As of September 30, 2026 and December 31, 2025, United had $125 and $2,762 of commercial letters of credit outstanding. A standby letter of credit is generally contingent upon the failure of a customer to perform according to the terms of an underlying contract with a third party. United has issued standby letters of credit of $176,933 and $166,885 as of September 30, 2026 and December 31, 2025, respectively. In accordance with the Contingencies Topic of the FASB Accounting Standards Codification, United has determined that substantially all of its letters of credit are renewed on an annual basis and the fees associated with these letters of credit are immaterial.
Mortgage Banking
Related to its mortgage banking activities, United provides for its estimated exposure to repurchase loans previously sold to investors for which borrowers failed to provide full and accurate information on their loan application or for which appraisals have not been acceptable or where the loan was not underwritten in accordance with the loan program specified by the loan investor, and for other exposure to its investors related to loan sales activities. United evaluates the merits of each claim and estimates its reserve based on actual and expected claims received and considers the historical amounts paid to settle such claims. United’s reserve was immaterial as of September 30, 2026 and December 31, 2025.

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
United holds an interest rate swap derivative with a notional amount of $250,000. The derivative is designated as a cash flow hedge and is intended to hedge the changes in cash flows associated with floating rate FHLB borrowings. As of September 30, 2026, United has determined that no forecasted transactions related to its cash flow hedges resulted in gains or losses pertaining to cash flow hedge reclassification from AOCI to income because the forecasted transactions became probable of not occurring. United estimates that $9,638 will be reclassified from AOCI as a decrease to interest expense over the next 12-months following September 30, 2026 related to the cash flow hedges. As of September 30, 2026, the maximum length of time over which forecasted transactions are hedged is four years.

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
The daily settlement of the derivative exposure does not change or reset the contractual terms of the instrument. The total notional amount of interest rate swap derivatives designated as cash flow hedges cleared through the LCH include $250,000 for asset derivatives as of September 30, 2026. Balances related to LCH are presented as a single unit of account with the fair value of the designated cash flow interest rate swap asset being reduced by variation margin posted by (with) the applicable counterparty and reported in the following table on a net basis. The related fair value on a net basis approximates zero.
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
The following tables disclose the derivative instruments’ location on the Company’s Consolidated Balance Sheets and the notional amount and fair value of those instruments at September 30, 2026 and December 31, 2025.

	Asset Derivatives
	September 30, 2026			December 31, 2025
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives designated as hedging instruments
Fair Value Hedges:
Interest rate swap contracts (hedging commercial loans)	Other assets	$8,459	$543	Other assets	$9,466	$316

Total Fair Value Hedges		$8,459	$543		$9,466	$316
Cash Flow Hedges:
Interest rate swap contracts (hedging FHLB borrowings)	Other assets	$250,000	$0	Other assets	$250,000	$0

Total Cash Flow Hedges		$250,000	$0		$250,000	$0

Total derivatives designated as hedging instruments		$258,459	$543		$259,466	$316

Derivatives not designated as hedging instruments
Forward loan sales commitments	Other assets	$2,341	$13	Other assets	$3,981	$15
TBA mortgage-backed securities	Other assets	30,363	588	Other assets	0	0
Interest rate lock commitments	Other assets	20,800	30	Other assets	23,046	458

Total derivatives not designated as hedging instruments		$53,504	$631		$27,027	$473

Total asset derivatives		$311,963	$1,174		$286,493	$789

	Liability Derivatives
	September 30, 2026			December 31, 2025
	Balance Sheet Location	Notional Amount	Fair Value	Balance Sheet Location	Notional Amount	Fair Value
Derivatives not designated as hedging instruments
TBA mortgage-backed securities	Other liabilities	$0	$0	Other liabilities	$33,882	$70

Total derivatives not designated as hedging instruments		$0	$0		$33,882	$70

Total liability derivatives		$0	$0		$33,882	$70

The following table represents the carrying amount of the hedged assets/(liabilities) and the cumulative amount of fair value hedging adjustment included in the carrying amount of the hedged assets/(liabilities) that are designated as a fair value accounting relationship as of September 30, 2026 and December 31, 2025.

		September 30, 2026
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$8,459	$(550)	$0

		December 31, 2025
Derivatives in Fair Value Hedging Relationships	Location in the Statement of Condition	Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Included in the Carrying Amount of the Hedged Assets/(Liabilities)	Cumulative Amount of Fair Value Hedging Adjustment Remaining for any Hedged Assets/ (Liabilities) for which Hedge Accounting has been Discontinued
Interest rate swaps	Loans, net of unearned income	$9,466	$(331)	$0
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
The effect of United’s derivative financial instruments on its unaudited Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025 are presented as follows:

		Three Months Ended
	Income Statement Location	September 30, 2026	September 30, 2025
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$2,018	$2,470
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	4	0
Total derivatives in hedging relationships		$2,022	$2,470

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$14	$(43)

		Three Months Ended
	Income Statement Location	September 30, 2026	September 30, 2025
TBA mortgage-backed securities	Income from Mortgage Banking Activities	665	659
Interest rate lock commitments	Income from Mortgage Banking Activities	(403)	(137)
Total derivatives not designated as hedging instruments		$276	$479

Total derivatives		$2,298	$2,949

		Nine Months Ended
	Income Statement Location	September 30, 2026	September 30, 2025
Derivatives in hedging relationships
Cash flow Hedges:
Interest rate swap contracts	Interest on long-term borrowings	$6,053	$7,387
Fair Value Hedges:
Interest rate swap contracts	Interest and fees on loans	7	(3)
Total derivatives in hedging relationships		$6,060	$7,384

Derivatives not designated as hedging instruments
Forward loan sales commitments	Income from Mortgage Banking Activities	$(1)	$21
TBA mortgage-backed securities	Income from Mortgage Banking Activities	657	(182)
Interest rate lock commitments	Income from Mortgage Banking Activities	(82)	198
Total derivatives not designated as hedging instruments		$574	$37

Total derivatives		$6,634	$7,421

For the three and nine months ended September 30, 2026 and 2025, changes in the fair value of any interest rate swaps attributed to hedge ineffectiveness were recorded, but not significant to United’s Consolidated Statements of Income.
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
Securities available for sale and equity securities
: Securities available for sale and equity securities are recorded at fair value on a recurring basis. Fair value measurement is based upon quoted market prices, when available (“Level 1”). If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Using a market approach valuation methodology, third party vendors compile prices based on observable market inputs, which include benchmark yields, reported trades, issuer spreads, benchmark securities, and “To Be Announced” prices (“Level 2”). Management internally reviews the fair values provided by third party vendors on a monthly basis. Management also performs a quarterly price testing analysis at the individual security level which compares the pricing provided by the third party vendors to an independent pricing source’s valuation of the same securities. Variances that are deemed to be material are reviewed by management. Additionally, to further assess the reliability of the information received from third party vendors, management obtains documentation from third party vendors related to the sources, methodologies, and inputs utilized in valuing securities classified as Level 2. Management analyzes this information to ensure the underlying assumptions appear reasonable. Management also obtains an independent service auditor’s report from third party vendors to provide reasonable assurance that appropriate controls are in place over the valuation process. Upon completing its review of the pricing from third party vendors at September 30, 2026, management determined that the prices provided by its third party pricing sources were reasonable and in line with management’s expectations for the market values of these securities. Therefore, prices obtained from third party vendors that did not reflect forced liquidation or distressed sales were not adjusted materially by management at September 30, 2026. Management utilizes a number of factors to determine if a market is inactive, all of which may require a significant level of judgment. Factors that management considers include: a significant widening of the bid-ask
spread, a considerable decline in the volume and level of trading activity in the instrument, a significant variance in prices among market participants, and a significant reduction in the level of observable inputs. Any securities available for sale not valued based upon quoted market prices or third party pricing models that consider observable market data are considered Level 3. Currently, United does not have any available-for-sale
securities considered as Level 3.
Loans held for sale
: For residential mortgage loans sold, the loans closed are recorded at fair value using the fair value option which is measured using valuations from investors for loans with similar characteristics (“Level 2”) with some adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For September 30, 2026, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.079% to 0.530% with a weighted average increase of 0.200%.
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
The Company records its interest rate lock commitments, forward loan sales commitments and TBA mortgage-backed securities at fair value determined as the amount that would be required to settle each of these derivative financial instruments at the balance sheet date. In the normal course of business, United enters into contractual interest rate lock commitments to extend credit to borrowers with fixed expiration dates. The commitments become effective when the borrowers
“lock-in”
a specified interest rate within the timeframes established by the mortgage companies. All borrowers are evaluated for credit worthiness prior to the extension of the commitment. Interest rate risk arises if interest rates move adversely between the time of the interest rate lock by the borrower and the sale date of the loan to the investor. To mitigate the effect of the interest rate risk inherent in providing rate lock commitments to borrowers, United enters into either a forward sales contract to sell loans to investors or a TBA mortgage-backed security. Fair values of TBA mortgage-backed securities are measured using valuations from investors for mortgage-backed securities with similar characteristics (“Level 2”) adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The forward sales contracts lock in an interest rate and price for the sale of loans similar to the specific rate lock commitments (“Level 2”) adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The interest rate lock commitments are recorded at fair value which is measured using valuations from investors for loans with similar characteristics (“Level 2”) adjusted for the Company’s actual sales experience versus the investor’s indicated pricing (“Level 3”). The unobservable input for Level 3 valuations is the Company’s historical sales prices. For September 30, 2026, the range of historical sales prices increased the investor’s indicated pricing by a range of 0.079% to 0.530% with a weighted average increase of 0.200%.
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
The following tables present the balances of financial assets and liabilities measured at fair value on a recurring basis as of September 30, 2026 and December 31, 2025, segregated by the level of the valuation inputs within the fair value hierarchy.

		Fair Value at September 30, 2026 Using
Description	Balance as of September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$271,749	$0	$271,749	$0
State and political subdivisions	476,604	0	476,604	0

Residential mortgage-backed securities
Agency	2,089,347	0	2,089,347	0

		Fair Value at September 30, 2026 Using
Description	Balance as of September 30, 2026	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Non-agency	27,829	0	27,829	0
Commercial mortgage-backed securities
Agency	300,853	0	300,853	0
Asset-backed securities	149,596	0	149,596	0
Single issue trust preferred securities	12,984	0	12,984	0
Other corporate securities	171,533	4,431	167,102	0

Total available for sale securities	3,500,495	4,431	3,496,064	0
Equity securities:
Financial services industry	14,634	14,634	0	0
Equity mutual funds (1)	6,059	6,059	0	0
Fixed income mutual funds	5,072	5,072	0	0

Total equity securities	25,765	25,765	0	0
Loans held for sale	17,712	0	0	17,712
Derivative financial assets:
Interest rate swap contracts	543	0	543	0
Forward loan sales commitments	13	0	0	13
TBA mortgage-backed securities	588	0	0	588
Interest rate lock commitments	30	0	0	30

Total derivative financial assets	1,174	0	543	631
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	0	0	0	0

Total derivative financial liabilities	0	0	0	0

		Fair Value at December 31, 2025 Using
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets
Available for sale debt securities:
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$281,657	$0	$281,657	$0
State and political subdivisions	516,926	0	516,926	0
Residential mortgage-backed securities
Agency	1,358,636	0	1,358,636	0
Non-agency	38,885	0	38,885	0
Commercial mortgage-backed securities
Agency	395,073	0	395,073	0
Asset-backed securities	223,254	0	223,254	0
Single issue trust preferred securities	12,658	0	12,658	0
Other corporate securities	232,363	4,678	227,685	0

Total available for sale securities	3,059,452	4,678	3,054,774	0
Equity securities:
Financial services industry	25,825	20,421	5,404	0
Equity mutual funds (1)	3,610	3,610	0	0
Fixed income mutual funds	5,325	5,325	0	0

Total equity securities	34,760	29,356	5,404	0
Loans held for sale	31,277	0	0	31,277
Derivative financial assets:

		Fair Value at December 31, 2025 Using
Description	Balance as of December 31, 2025	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Interest rate swap contracts	316	0	316	0
Forward loan sales commitments	15	0	0	15
Interest rate lock commitments	458	0	0	458

Total derivative financial assets	789	0	316	473
Liabilities
Derivative financial liabilities:
TBA mortgage-backed securities	70	0	0	70

Total derivative financial liabilities	70	0	0	70

(1)	The equity mutual funds are within a rabbi trust for the payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries.
There were no transfers between Level 1 and Level 2 for financial assets and liabilities measured at fair value on a recurring basis during the three and nine months ended September 30, 2026 and the year ended December 31, 2025.
The following tables present additional information about financial assets and liabilities measured at fair value at September 30, 2026 and December 31, 2025 on a recurring basis and for which United has utilized Level 3 inputs to determine fair value. The amount of total gains or losses for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses related to assets still held at the reporting date are recorded in Income from mortgage banking activities in the Consolidated Statements of Income.

		Derivative Assets			Derivative Liabilities
September 30, 2026	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities
Balance, beginning of period	$31,277	$0	$15	$458	$70
Originations	263,725	0	0	0	0
Sales	(284,050)	0	0	0	0
Transfers other	0	588	(2)	(428)	(70)
Total gains during the period recognized in earnings	6,760	0	0	0	0

Balance, end of period	$17,712	$588	$13	$30	$0

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$(765)	$588	$13	$30	$0

		Derivative Assets			Derivative Liabilities
December 31, 2025	Loans Held for Sale	TBA Securities	Forward Sales Commitments	Interest Rate Lock Commitments	TBA Securities	Forward Sales Commitments
Balance, beginning of period	$44,360	$278	$0	$339	$0	$20
Originations	370,856	0	0	0	0	0
Sales	(393,506)	0	0	0	0	0
Transfers other	0	(278)	15	119	70	(20)
Total gains during the period recognized in earnings	9,567	0	0	0	0	0

Balance, end of period	$31,277	$0	$15	$458	$70	$0

The amount of total (losses) gains for the period included in earnings (or changes in net assets) attributable to the change in unrealized gains or losses relating to assets still held at reporting date	$48	$0	$15	$458	$70	$0
Fair Value O
p
tion
The following table reflects the change in fair value included in earnings of financial instruments for which the fair value option has been elected:

Description	Three Months Ended September 30, 2026	Three Months Ended September 30, 2025
Income from mortgage banking activities	$(830)	$(424)

Description	Nine Months Ended September 30, 2026	Nine Months Ended September 30, 2025
Income from mortgage banking activities	$(765)	$(12)
No loans held for sale were past due or on nonaccrual status as of September 30, 2026 and December 31, 2025.
The following table reflects the difference between the aggregate fair value and the remaining contractual principal outstanding for financial instruments for which the fair value option has been elected:

	September 30, 2026			December 31, 2025
Description	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance	Unpaid Principal Balance	Fair Value	Fair Value Over/(Under) Unpaid Principal Balance
Loans held for sale	$17,767	$17,712	$(55)	$30,567	$31,277	$710
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
Intangible Assets
: For United, intangible assets consist of goodwill and core deposit intangibles. Goodwill is tested for impairment at least annually or sooner if indicators of impairment exist. United may elect to perform a qualitative analysis to determine whether or not it is more-likely-than not that the fair value of a reporting unit is less than its carrying amount. If United elects to bypass this qualitative analysis, or concludes via qualitative analysis that it is more-likely-than-not
that the fair value of a reporting unit is less than its carrying value, United may use either a market or income quantitative approach to determine the fair value of the reporting unit. If the fair value of the reporting unit is less than its carrying value, an impairment charge would be recorded for the difference, not to exceed the amount of goodwill allocated to the reporting unit. At each reporting date, the Company considers potential indicators of impairment. United performed its annual goodwill impairment test on the Company’s reporting unit as of September 30, 2026. The goodwill impairment test did not identify any goodwill impairment. In subsequent periods, economic uncertainty, market volatility and the performance of the Company’s stock as well as possible other impairment indicators could cause us to perform a goodwill impairment test which could result in an impairment charge being recorded for that period if the carrying value of goodwill was found to exceed fair value. Core deposit intangibles relate to the estimated value of the deposit base of acquired institutions. Management reviews core deposit intangible assets on an annual basis, or sooner if indicators of impairment exist, and evaluates changes in facts and circumstances that may indicate impairment in the carrying value. Other than those intangible assets recorded in the acquisition of Piedmont in the first nine months of 2025, no other fair value measurement of intangible assets was made during the three and nine months ended September 30, 2026 and 2025.

The following table summarizes United’s financial assets that were measured at fair value on a nonrecurring basis during the period:

Description	Balance as of September 30, 2026	Fair Value at September 30, 2026			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Individually assessed loans	$55,403	$0	$53,832	$1,571	$(4,990)
OREO	11,198	0	11,198	0	(42)

Description	Balance as of December 31, 2025	Fair Value at December 31, 2025			YTD Gains (Losses)
		Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)

Assets
Individually assessed loans	$51,485	$0	$49,870	$1,615	$1,172
OREO	8,857	0	8,857	0	0
Fair Value of Other Financial Instruments
The following methods and assumptions were used by United in estimating its fair value disclosures for other financial instruments:
Cash and Cash Equivalents:
The carrying amounts reported in the balance sheet for cash and cash equivalents approximate those assets’ fair values.
Securities held to maturity and other securities
: The estimated fair values of securities held to maturity are based on quoted market prices, where available. If quoted market prices are not available, fair values are measured utilizing independent valuation techniques of identical or similar securities for which significant assumptions are derived primarily from or corroborated by observable market data. Third party vendors compile prices from various sources and may determine the fair value of identical or similar securities by using pricing models that consider observable market data. Any securities held to maturity, not valued based upon the methods above, are valued based on a discounted cash flow methodology using appropriately adjusted discount rates reflecting nonperformance and liquidity risks. Other securities consist mainly of shares of FHLB and Federal Reserve Bank (“FRB”) stock as well as investment tax credits that do not have readily determinable fair values and are carried at cost.
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
Long-term Borrowings:
The fair values of United’s FHLB borrowings and trust preferred securities are estimated using discounted cash flow analyses, based on United’s current incremental borrowing rates for similar types of borrowing arrangements.
Summary of Fair Values for All Financial Instruments
The estimated fair values of United’s financial instruments are summarized below:

			Fair Value Measurements
	Carrying Amount	Fair Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
September 30, 2026
Cash and cash equivalents	$1,882,389	$1,882,389	$0	$1,882,389	$0
Securities available for sale	3,500,495	3,500,495	4,431	3,496,064	0
Securities held to maturity	1,007	1,020	0	0	1,020
Equity securities	25,765	25,765	25,765	0	0
Other securities	314,674	298,940	0	0	298,940
Loans held for sale	17,712	17,712	0	0	17,712
Net loans	25,166,112	24,768,971	0	0	24,768,971
Derivative financial assets	1,174	1,174	0	543	631
Deposits	27,710,734	27,662,016	0	27,662,016	0
Short-term borrowings	184,810	184,810	0	184,810	0
Long-term borrowings	533,011	528,764	0	528,764	0
Derivative financial liabilities	0	0	0	0	0
December 31, 2025
Cash and cash equivalents	$2,542,250	$2,542,250	$0	$2,542,250	$0
Securities available for sale	3,059,452	3,059,452	4,678	3,054,774	0
Securities held to maturity	1,004	1,020	0	0	1,020
Equity securities	34,760	34,760	29,356	5,404	0
Other securities	305,184	289,925	0	0	289,925
Loans held for sale	31,277	31,277	0	0	31,277
Net loans	24,411,604	24,432,980	0	0	24,432,980
Derivative financial assets	789	789	0	316	473
Deposits	27,060,939	27,031,873	0	27,031,873	0
Short-term borrowings	198,573	198,573	0	198,573	0
Long-term borrowings	531,817	524,281	0	524,281	0
Derivative financial liabilities	70	70	0	70	0
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
During the first nine months of 2026, a total of 159,425 shares of restricted stock and 226,556 of restricted stock units were granted under the 2025 EIP. No stock options were granted under the 2025 EIP during the first nine months of 2026. Compensation expense of $3,860 and $11,012 related to all share-based grants and awards under United’s Long-Term Incentive Plans was incurred for the third quarter and first nine months of 2026, respectively, as compared to compensation expense of $3,442 and $9,701 related to all share-based grants and awards under United’s Long-Term Incentive Plans for the third quarter and first nine months of 2025, respectively. Compensation expense was included in employee compensation in the unaudited Consolidated Statements of Income.
Stock Options
During the first nine months of 2026, no stock option awards were granted under the 2025 EIP. United does have options outstanding from various plans (the “Prior Plans”) under which stock options were granted; however, no shares of United stock are available for grants under the Prior Plans as these plans have expired. Awards outstanding under the Prior Plans will remain in effect in accordance with their respective terms. The maximum term for options granted under the Prior Plans is ten (10) years.
A summary of activity under United’s stock option plans as of September 30, 2026, and the changes during the first nine months of 2026 are presented below:

			Weighted Average
	Shares	Aggregate Intrinsic Value	Remaining Contractual Term (Yrs.)	Exercise Price
Outstanding at January 1, 2026	909,516			$36.78
Exercised	(138,351)			36.04
Forfeited or expired	(11,783)			39.03

Outstanding at September 30, 2026	759,382	$6,881	2.0	$36.88

Exercisable at September 30, 2026	759,382	$6,881	2.0	$36.88

During the nine months ended September 30, 2026 and 2025, 138,351 and 11,971 shares, respectively, were issued in connection with stock option exercises. All shares issued in connection with stock option exercises for the nine months ended September 30, 2026 and 2025 were issued from authorized and unissued stock. The total intrinsic value of options exercised under the Plans during the nine months ended September 30, 2026 and 2025 was $1,261 and $92, respectively.
As of September 30, 2026, there was no unrecognized compensation cost related to nonvested stock option awards.
Restricted Stock
During the first nine months of 2026, restricted stock awards totaling 159,425 shares were granted under the 2025 EIP. Under the 2025 EIP, recipients of restricted stock will have the right to vote all shares subject to such grant, whether or not the shares have vested, but any dividends paid upon any restricted stock will be retained by the Company during the period of restriction, and will be paid to the relevant grantee (without interest) when the restricted stock vests and will revert back to the Company if for any reason the restricted stock upon which such dividends were paid is forfeited by the grantee prior to vesting. United also has unvested restricted stock awards granted to key employees and non-employee
directors of the Company under the 2020 LTI Plan. Shares of restricted stock granted under the 2020 LTI Plan to participants were scheduled to vest no sooner than 1/3 per year over the first three
anniversaries of the award. Recipients of shares of restricted stock under the 2020 LTI Plan did not pay any consideration to United for the shares, had the right to vote all shares subject to such grant and received all dividends with respect to such shares, whether or not the shares have vested. Presently, these nonvested participating securities have an immaterial impact on diluted earnings per share. As of September 30, 2026, the total unrecognized compensation cost related to nonvested restricted stock awards was $8,309 with a weighted-average expense recognition period of 1.1 years.
The following summarizes the changes to United’s nonvested restricted common shares for the period ended September 30, 2026:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2026	325,427	$36.52
Granted	159,425	44.14
Vested	(161,558)	37.20
Forfeited	(21,524)	39.63

Nonvested at September 30, 2026	301,770	$39.96

Restricted Stock Units
During the first nine months of 2026, restricted stock units (“RSUs”) totaling 226,556 were granted to key employees of the Company under the 2025 EIP. These RSUs awarded help align the interests of these employees with the interests of the shareholders of United by providing economic value directly related to the performance of the Company. United also has unvested RSUs granted under the 2020 LTI Plan. RSUs granted under these two plans are time-vested RSUs, performance-vested RSUs, or a combination of both. Currently, time-vested RSUs vest ratably over three years from the date of grant. Performance-vested RSUs cliff-vest after assessment of the Company’s performance over a period of three years. The number of performance-vested RSUs outstanding as of September 30, 2026 that will vest in the future is determined by two metrics measured relative to peers: Return on Average Tangible Common Equity (“ROATCE”) and Total Shareholder Return (“TSR”). Based on ASC Topic 718, “Compensation – Stock Compensation,” the ROATCE comparison is considered a performance condition while the TSR comparison is considered a market condition. There will be no payout of the performance-vested awards if the threshold performance is not achieved. United communicates the specific threshold, target, and maximum performance-vested RSU awards and performance targets to the applicable key employees at the beginning of a performance period. Dividend equivalents are accrued but not paid in respect to the awards until the RSUs vest. The holder does not have the right to vote the shares until shares of common stock are delivered in respect of vested RSUs. The value of the time-vested RSUs and the performance-vested, based on the performance condition, RSUs awarded is established as the fair market value of the stock at the time of the grant. The value of the performance-vested, based on the market condition, RSUs awarded is estimated through the use of a Monte Carlo valuation model as of the grant date. The Company recognizes expense on the RSUs in accordance with ASC Topic 718.
The following table summarizes the status of United’s nonvested RSUs during the first nine months of 2026:

	Shares	Weighted-Average Grant Date Fair Value Per Share
Nonvested at January 1, 2026	595,485	$35.28
Granted	226,556	47.83
Vested	(157,695)	38.24
Forfeited or expired	(28,880)	39.89

Nonvested at September 30, 2026	635,466	$38.81

As of September 30, 2026, the total unrecognized compensation cost related to nonvested restricted stock units was $13,844 with a weighted-average expense recognition period of 1.3 years.

14. EMPLOYEE BENEFIT PLANS
United has a defined benefit retirement plan covering qualified employees hired prior to October 1, 2007. Pension benefits are based on years of service and the average of the employee’s highest five consecutive plan years of basic compensation paid during the ten plan years preceding the date of determination. Contributions are intended to provide not only for benefits attributed to service to date, but also for those expected to be earned in the future. No discretionary contributions were made during the first nine months of 2026 and 2025.
Included in accumulated other comprehensive income at December 31, 2025 are unrecognized actuarial losses of $10,725 that have not yet been recognized in net periodic pension cost.
Net periodic pension costs, except for service cost, are recognized in employee benefits on the consolidated statements of income. Service cost is recognized in employee compensation.
Net periodic pension cost for the three and nine months ended September 30, 2026 and 2025 included the following components:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Service cost	$152	$275	$820	$967
Interest cost	1,827	1,905	5,334	5,555
Expected return on plan assets	(2,930)	(2,790)	(8,694)	(8,262)
Recognized net actuarial loss	0	52	0	52

Net periodic pension benefit	$(951)	$(558)	$(2,540)	$(1,688)

Weighted-average assumptions:
Discount Rate	5.67%	5.77%	5.67%	5.77%
Expected return on assets	6.00%	6.15%	6.00%	6.15%
Rate of Compensation Increase (prior to age 40)	6.00%	6.00%	6.00%	6.00%
Rate of Compensation Increase (ages 40-49)	5.50%	5.50%	5.50%	5.50%
Rate of Compensation Increase (ages 50-54)	5.00%	5.00%	5.00%	5.00%
Rate of Compensation Increase (ages 55-64)	4.00%	4.00%	4.00%	4.00%
Rate of Compensation Increase (otherwise)	3.00%	3.00%	3.00%	3.00%
15. INCOME TAXES
United records a liability for uncertain income tax positions based on a recognition threshold of more-likely-than-not, and a measurement attribute for all tax positions taken on a tax return, in order for those tax positions to be recognized in the financial statements.
As of September 30, 2026, no interest was accrued related to uncertain tax positions as compared to $731 as of September 30, 2025. United accounts for interest and penalties related to uncertain tax positions as part of its provision for federal and state income taxes.
United is currently open to audit under the statute of limitations by the Internal Revenue Service for the years ended December 31, 2022, 2023 and 2024 and certain State Taxing authorities for the years ended December 31, 2022 through 2024.
United’s effective tax rate was 20.62% and 20.32% for the third quarter and first nine months of 2026, respectively, and 20.51% and 20.72% for the third quarter and first nine months of 2025. United’s effective tax rate was 19.96% for the second quarter of 2026.

16. COMPREHENSIVE INCOME
The components of total comprehensive income for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Net Income	$128,704	$130,748	$384,281	$335,775
Available for sale (“AFS”) securities:
Change in net unrealized (loss) gain on AFS securities arising during the period	(109,778)	36,056	(126,070)	98,773
Related income tax effect	26,237	(8,618)	30,131	(23,607)
Net reclassification adjustment for losses included in net income	0	0	9,728	0
Related income tax effect	0	0	(2,325)	0

Net effect of AFS securities on other comprehensive income	(83,541)	27,438	(88,536)	75,166

Cash flow hedge derivatives:
Unrealized gain (loss) on cash flow hedge before reclassification to interest expense	7,104	414	11,869	(4,594)
Related income tax effect	(1,698)	(99)	(2,837)	1,098
Net reclassification adjustment for gains included in net income	(2,018)	(2,470)	(6,053)	(7,387)
Related income tax effect	483	590	1,447	1,765

Net effect of cash flow hedge derivatives on other comprehensive income	3,871	(1,565)	4,426	(9,118)

Defined benefit pension plan:
Amortization of net actuarial loss recognized in net income	0	52	0	52
Related income tax benefit	0	(12)	0	(12)

Net effect of change in defined benefit pension plan asset on other comprehensive income	0	40	0	40

Total change in other comprehensive income, net of tax	(79,670)	25,913	(84,110)	66,088

Total Comprehensive Income	$49,034	$156,661	$300,171	$401,863

The components of accumulated other comprehensive income for the nine months ended September 30, 2026 are as follows:

Changes in Accumulated Other Comprehensive Income (AOCI) by Component (a)
For the Nine Months Ended September 30, 2026
	Unrealized Gains/ Losses on AFS Securities	Unrealized Gains/Losses on Cash Flow Hedges	Defined Benefit Pension Items	Total
Balance at January 1, 2026	$(158,498)	$23,769	$(4,198)	$(138,927)
Other comprehensive (loss) income before reclassification	(95,939)	9,032	0	(86,907)
Amounts reclassified from accumulated other comprehensive income	7,403	(4,606)	0	2,797

Net current-period other comprehensive (loss) income, net of tax	(88,536)	4,426	0	(84,110)

Balance at September 30, 2026	$(247,034)	$28,195	$(4,198)	$(223,037)

(a)	All amounts are net-of-tax. United has adopted the portfolio approach for purposes of releasing residual tax effects within AOCI.

Reclassifications out of Accumulated Other Comprehensive Income (AOCI)
For the Nine Months Ended September 30, 2026
Details about AOCI Components	Amount Reclassified from AOCI	Affected Line Item in the Statement Where Net Income is Presented
Available for sale (“AFS”) securities:
Net reclassification adjustment for losses included in net income	$9,728	Net investment securities (losses) gains

	9,728	Total before tax
Related income tax effect	(2,325)	Tax expense

	7,403	Net of tax
Cash flow hedge:
Net reclassification adjustment for gains included in net income	(6,053)	Interest expense

	(6,053)	Total before tax
Related income tax effect	1,447	Tax expense

	(4,606)	Net of tax

Total reclassifications for the period	$2,797

17. EARNINGS PER SHARE
The reconciliation of the numerator and denominator of basic earnings per share with that of diluted earnings per share is presented as follows:

	Three Months Ended September 30		Nine Months Ended September 30
	2026	2025	2026	2025
Distributed earnings allocated to common stock	$51,650	$52,119	$157,377	$158,032
Undistributed earnings allocated to common stock	76,910	78,336	226,416	176,996

Net earnings allocated to common shareholders	$128,560	$130,455	$383,793	$335,028

Average common shares outstanding	136,426,622	141,547,684	137,876,209	141,901,752
Effect of dilutive common stock-based awards	604,678	412,924	495,096	308,058

Average diluted shares outstanding	137,031,300	141,960,608	138,371,305	142,209,810

Earnings per basic common share	$0.94	$0.92	$2.78	$2.36
Earnings per diluted common share	$0.94	$0.92	$2.77	$2.36
Antidilutive outstanding common stock-based awards of 2,122 and 553,415 for the three months and nine months ended September 30, 2026, respectively, were excluded from the earnings per diluted common share calculation as compared to 564,090 and 996,626 for the three months and nine months ended September 30, 2025, respectively.
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
As defined in applicable accounting standards, VIEs are entities that lack one or more of the characteristics of a voting interest entity. A controlling financial interest in a VIE is present when an enterprise has both the power to direct the activities of the VIE that most significantly impact the VIE’s economic performance and an obligation to absorb losses or the right to receive benefits that could potentially be significant to the VIE. The enterprise with a controlling financial interest, known as the primary beneficiary, consolidates the VIE. United’s wholly owned and indirect wholly owned statutory trust subsidiaries are VIEs for which United is not the primary beneficiary. Accordingly, its accounts are not included in United’s consolidated financial statements. At September 30, 2026 and December 31, 2025, United’s investment (maximum exposure to loss) in these trusts were $12,972 and $12,686, respectively.
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
United, through its banking subsidiary, also makes limited partner equity investments in various low income housing and community development partnerships sponsored by independent third-parties. United invests in these partnerships to either realize tax credits on its consolidated federal income tax return or for purposes of earning a return on its investment. These partnerships are considered VIEs as the limited partners lack a controlling financial interest in the entities through their inability to make decisions that have a significant effect on the operations and success of the partnerships. These partnerships are not consolidated as United is not deemed to be the primary beneficiary. At September 30, 2026 and December 31, 2025, United’s investment (maximum exposure to loss) in these low income housing and community development partnerships were $141,447 and $129,861, respectively, while related unfunded commitments were $79,631 and $103,184 respectively. The total amount of these unfunded commitments in low income housing, community development and other partnerships at September 30, 2026 and December 31, 2025 includes $5,000 to a related interest of a director of the Company. As of September 30, 2026, United expects to recover its remaining investments through the use of the tax credits that are generated by the investments.

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
Information about the community banking segment net income for the three and nine months ended September 30, 2026 and 2025 is as follows:

	For the Three Months Ended September 30		For the Nine Months Ended September 30
	2026	2025	2026	2025
Net interest income	$294,251	$280,115	$862,078	$814,707
Provision for credit losses	6,241	12,095	18,978	47,087
Other income	30,845	43,204	103,414	104,218
Other expense
Employee compensation	69,391	64,092	199,433	187,887
Employee benefits	12,621	14,641	44,897	41,366
Net occupancy expense	12,809	12,488	38,930	37,614
OREO expense	298	201	1,289	459
Net losses on the sales of OREO properties	20	0	57	5
Software and equipment expense	9,597	8,540	27,772	25,673
Data processing expense	7,142	8,135	21,291	24,542
Bankcard processing expense	635	576	1,889	1,764
FDIC insurance expense	4,425	4,345	13,451	13,605
Other segment expense (a)	39,776	33,723	115,234	115,419

Total other expense	156,714	146,741	464,243	448,334

Income before income taxes	162,141	164,483	482,271	423,504
Income taxes	33,437	33,735	97,990	87,729

Segment net income	128,704	130,748	384,281	335,775
Reconciliation of profit or loss
Adjustments and reconciling items	0	0	0	0

Consolidated net income	$128,704	$130,748	$384,281	$335,775

(a)
Other segment expense includes legal, consulting and other professional services expense, franchise and other taxes not on income, expense for reserve on lending-related commitments, ATM expenses, marketing expense, core deposits amortization, and other general operating expenses.

Information about community banking segment total assets as of September 30, 2026 and 2025 is as follows:

	As of September 30, 2026	As of September 30, 2025
Total Assets	$34,228,531	$33,407,181

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

INTRODUCTION

The following discussion and analysis presents the significant changes in financial condition and the results of operations of United and its subsidiaries for the periods indicated below. This discussion and the unaudited consolidated financial statements and the notes to unaudited Consolidated Financial Statements include the accounts of United Bankshares, Inc. and its wholly-owned subsidiaries, unless otherwise indicated. Management has evaluated all significant events and transactions that occurred after September 30, 2026, but prior to the date these financial statements were issued, for potential recognition or disclosure required in these financial statements.

This discussion and analysis should be read in conjunction with the unaudited Consolidated Financial Statements and accompanying notes thereto, which are included elsewhere in this document.

ACQUISITION

On January 10, 2025, United consummated its acquisition of Atlanta-based Piedmont Bancorp, Inc. (“Piedmont”). At the acquisition date, Piedmont had total assets of approximately $2.4 billion, total loans of approximately $2.1 billion, total liabilities of approximately $2.2 billion, total deposits of approximately $2.1 billion, and total shareholders’ equity of approximately $202 million. As a result of the Piedmont acquisition, the first nine months of 2025 included $31.41 million of pre-tax net income-related noninterest expenses and merger-related provision for credit losses.

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

United’s critical accounting policies involving the significant judgments and assumptions used in the preparation of the Consolidated Financial Statements as of September 30, 2026 were unchanged from the policies disclosed in United’s Annual Report on Form 10-K for the year ended December 31, 2025 within the section “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

FINANCIAL CONDITION

United’s total assets as of September 30, 2026 were $34.23 billion, increasing $568.25 million or 1.69% from December 31, 2025. Investment securities increased $441.54 million or 12.98%, portfolio loans increased $751.14 million or 3.04%, bank-owned life insurance policies increased $8.12 million or 1.48%, operating lease right-of-use assets increased $9.88 million or 11.06%, and other assets increased $28.44 million or 9.44%. Partially offsetting these increases in assets, cash and cash equivalents decreased $659.86 million or 25.96%, loans held for sale decreased $13.57 million or 43.37%, and interest receivable decreased $3.42 million or 3.13%. Total liabilities increased $650.32 million or 2.31% from year-end 2025. This increase in total liabilities was due mainly to an increase of $649.80 million or 2.40% in deposits, an increase of $11.53 million or 12.08% in operating lease right-of-use liabilities, and an increase of $4.99 million or 14.23% in the reserve for lending-related commitments. Partially offsetting these increases in liabilities was a $13.76 million or 6.93% decrease in securities sold under agreements to repurchase and a $3.42 million or 1.41% decrease in accrued expenses and other liabilities. Shareholders’ equity decreased $82.07 million or 1.49% from year-end 2025.

The following discussion explains in more detail the changes in financial condition by major category.

Cash and Cash Equivalents

Cash and cash equivalents at September 30, 2026 decreased $659.86 million or 25.96% from year-end 2025. In particular, interest-bearing deposits with other banks decreased $653.24 million or 28.48%, as United placed less cash in an interest-bearing account with the Federal Reserve, while cash and due from banks decreased $6.68 million or 2.70%. Federal funds sold increased $55 thousand or 4.05%. During the first nine months of 2026, net cash of $433.75 million and $246.71 million was provided by operating and financing activities while net cash of $1.34 billion was used in investing activities. See the unaudited Consolidated Statements of Cash Flows (unaudited) for data on cash and cash equivalents provided and used in operating, investing and financing activities for the first nine months of 2026 and 2025.

Securities

Total investment securities at September 30, 2026 increased $441.54 million or 12.98%. Securities available for sale increased $441.04 million or 14.42%. This change in securities available for sale reflects $1.20 billion in sales, maturities and calls of securities, $1.75 billion in purchases, and a decrease of $116.34 million in market value. Equity securities were $25.77 million at September 30, 2026, a decrease of $9.00 million or 25.88% due mainly to the sale of equity securities totaling $27.56 million partially offset by the purchase of $18.57 million in equity securities during the first nine months of 2026. Other investment securities increased $9.49 million or 3.11% from year-end 2025, mainly due to a $9.26 million increase in investment tax credits.

The following table summarizes the changes in the available for sale securities since year-end 2025:

(Dollars in thousands)	September 30 2026	December 31 2025	$ Change	% Change
U.S. Treasury securities and obligations of U.S. Government corporations and agencies	$271,749	$281,657	$(9,908)	(3.52%)
State and political subdivisions	476,604	516,926	(40,322)	(7.80%)
Mortgage-backed securities	2,418,029	1,792,594	625,435	34.89%
Asset-backed securities	149,596	223,254	(73,658)	(32.99%)
Single issue trust preferred securities	12,984	12,658	326	2.58%
Other corporate securities	171,533	232,363	(60,830)	(26.18%)

Total available for sale securities, at fair value	$3,500,495	$3,059,452	$441,043	14.42%

The following table summarizes the changes in the held to maturity securities since year-end 2025:

(Dollars in thousands)	September 30 2026		December 31 2025		$ Change	% Change
State and political subdivisions	$987	(1)	$984	(2)	$3	0.30%
Other corporate securities	20		20		0	0.00%

Total held to maturity securities, at amortized cost	$1,007		$1,004		$3	0.30%

(1)	net of allowance for credit losses of $13 thousand.
(2)	net of allowance for credit losses of $16 thousand.

At September 30, 2026, gross unrealized losses on available for sale securities were $322.00 million. Securities with the most significant gross unrealized losses at September 30, 2026 consisted primarily of agency residential mortgage-backed securities, state and political subdivision securities, agency commercial mortgage-backed securities and corporate securities.

As of September 30, 2026, United’s available for sale mortgage-backed securities had an amortized cost of $2.64 billion, with an estimated fair value of $2.42 billion. The portfolio consisted primarily of $2.28 billion in agency residential mortgage-backed securities with a fair value of $2.09 billion, $32.91 million in non-agency residential mortgage-backed securities with an estimated fair value of $27.83 million, and $324.22 million in commercial agency mortgage-backed securities with an estimated fair value of $300.85 million.

As of September 30, 2026, United’s available for sale state and political subdivisions securities had an amortized cost of $562.53 million, with an estimated fair value of $476.60 million. The portfolio relates to securities issued by various municipalities located throughout the United States, and no securities within the portfolio were rated below investment grade as of September 30, 2026.

As of September 30, 2026, United’s available for sale corporate securities had an amortized cost of $345.05 million, with an estimated fair value of $334.11 million. The portfolio consisted of $13.34 million in single issue trust preferred securities with an estimated fair value of $12.98 million. In addition to the single issue trust preferred securities, the Company held positions in various other corporate securities, including asset-backed securities with an amortized cost of $151.45 million and a fair value of $149.60 million and other corporate securities, with an amortized cost of $180.27 million and a fair value of $171.53 million.

United’s available for sale single issue trust preferred securities had a fair value of $12.98 million as of September 30, 2026. Of the $12.98 million, $7.46 million or 57.48% were investment grade rated and $5.52 million or 42.52% were unrated. The two largest exposures accounted for 100% of the $12.98 million. These included Truist Bank at $7.46 million and Emigrant Bank at $5.52 million. All single issue trust preferred securities are currently receiving full scheduled principal and interest payments.

During the third quarter of 2026, United did not recognize any credit losses on its available for sale investment securities. Management does not believe that any individual security with an unrealized loss as of September 30, 2026 is impaired. United believes the decline in value resulted from changes in market interest rates, credit spreads and liquidity, not a deterioration of credit. Based on a review of each of the securities in the available for sale investment portfolio, management concluded that it was more-likely-than-not that it would be able to realize the cost basis investment and appropriate interest payments on such securities. United has the positive intent and the more-likely-than-not ability to hold these securities until such time as the value recovers or the securities mature. As of September 30, 2026, there was no allowance for credit losses related to the Company’s available for sale securities. However, United acknowledges that any securities in an unrealized loss position may be sold in future periods in response to significant, unanticipated changes in asset/liability management decisions, unanticipated future market movements or business plan changes.

Further information regarding the amortized cost and estimated fair value of investment securities, including remaining maturities as well as a more detailed discussion of management’s impairment analysis, is presented in Note 2 to the unaudited Notes to Consolidated Financial Statements.

Loans Held for Sale

Loans held for sale were $17.71 million at September 30, 2026, a decrease of $13.57 million or 43.37% from year-end 2025. Loan sales in the secondary market exceeded originations during the first nine months of 2026. Loan originations for the first nine months of 2026 were $263.73 million while the cost of loans sold was $277.29 million.

Portfolio Loans

Loans, net of unearned income, increased $751.14 million or 3.04% from year-end 2025. Since year-end 2025, commercial, financial and agricultural loans increased $710.87 million or 4.98% as a result of a $721.05 million or 6.87% increase in commercial real estate loans which was slightly offset by a $10.18 million or less than 1% decrease in commercial loans (not secured by real estate). Residential real estate loans increased $159.25 million or 2.61% and consumer loans increased $55.22 million or 7.10%. Partially offsetting these increases in loans, net of unearned income, was a $172.48 million or 4.83% decrease in construction and land development loans.

The following table summarizes the changes in the major loan classes since year-end 2025:

(Dollars in thousands)	September 30 2026	December 31 2025	$ Change	% Change
Loans held for sale	$17,712	$31,277	$(13,565)	(43.37%)

Commercial, financial, and agricultural:
Owner-occupied commercial real estate	$2,177,293	$2,145,921	$31,372	1.46%
Nonowner-occupied commercial real estate	9,033,200	8,343,520	689,680	8.27%
Other commercial loans	3,774,652	3,784,833	(10,181)	(0.27%)

Total commercial, financial, and agricultural	$14,985,145	$14,274,274	$710,871	4.98%
Residential real estate	6,257,512	6,098,262	159,250	2.61%

(Dollars in thousands)	September 30 2026	December 31 2025	$ Change	% Change
Construction & land development	3,398,426	3,570,902	(172,476)	(4.83%)
Consumer:
Bankcard	9,215	9,686	(471)	(4.86%)
Other consumer	823,184	767,496	55,688	7.26%

Total gross loans	$25,473,482	$24,720,620	$752,862	3.05%
Less: Unearned income	(13,224)	(11,498)	(1,726)	15.01%

Total Loans, net of unearned income	$25,460,258	$24,709,122	$751,136	3.04%

For a further discussion of loans see Note 3 to the unaudited Notes to Consolidated Financial Statements.

Bank-Owned Life Insurance

The balance of bank-owned life insurance increased $8.12 million or 1.48% for the first nine months of 2026 due to an increase in the cash surrender value of underlying policies.

Other Assets

Other assets increased $28.44 million or 9.44% from year-end 2025 as deferred tax assets increased $22.60 million due mainly to a decrease in the fair value of available for sale securities, accounts receivable increased $6.80 million due to timing differences, income tax receivable increased $2.04 million, and OREO increased $2.34 million. Partially offsetting these increases was a decrease in core deposit intangibles of $5.51 million due to amortization.

Deposits

Deposits represent United’s primary source of funding. Total deposits at September 30, 2026 increased $649.80 million or 2.40% from year-end 2025. In terms of composition, noninterest-bearing deposits increased $250.92 million or 3.82% while interest-bearing deposits increased $398.87 million or 1.95% from December 31, 2025.

Noninterest-bearing deposits consist of demand deposit and noninterest bearing money market (“MMDA”) account balances. The $250.92 million increase in noninterest-bearing deposits was due to a $154.56 million increase in commercial noninterest-bearing deposits, a $25.74 million increase in public funds noninterest-bearing deposits and a $15.05 million increase in official checks.

Interest-bearing deposits consist of interest-bearing transactions, regular savings, interest-bearing MMDA, and time deposit account balances. Interest-bearing transaction accounts increased $124.75 million since year-end 2025 as the result of a $208.18 million increase in commercial interest-bearing transaction accounts and a $17.67 million increase in public funds interest-bearing transaction accounts, which were partially offset by a $101.10 million decrease in personal interest-bearing transaction accounts. Regular savings accounts remained steady, decreasing $7.04 million or less than 1% mainly due to a $6.68 million decrease in commercial savings accounts. Interest-bearing MMDAs increased $119.42 million. In particular, commercial MMDAs increased $110.58 million and personal MMDAs increased $39.33 million while public funds MMDAs decreased $30.49 million.

Time deposits under $100,000 increased $4.25 million or less than 1% from year-end 2025. This increase in time deposits under $100,000 was the result of a $29.40 million increase in fixed rate Certificates of Deposits (“CDs”) under $100,000 and a $5.16 million increase in Certificate of Deposit Account Registry Service (“CDARS”) under $100,000, mostly offset by a $32.15 million decrease in variable rate CDs.

Since year-end 2025, time deposits over $100,000 increased $157.49 million or 4.68% as fixed rate CDs increased $128.68 million and public funds CDs increased $58.81 million. Partially offsetting these increases was a $21.26 million decrease in variable rate CDs and a $8.74 million decrease in CDARS over $100,000.

The table below summarizes the changes by deposit category since year-end 2025:

(Dollars in thousands)	September 30 2026	December 31 2025	$ Change	% Change
Demand deposits	$6,824,553	$6,573,630	$250,923	3.82%
Interest-bearing checking	6,782,525	6,657,771	124,754	1.87%
Regular savings	1,258,298	1,265,334	(7,036)	(0.56%)
Money market accounts	7,955,214	7,835,796	119,418	1.52%
Time deposits under $100,000	1,368,128	1,363,881	4,247	0.31%
Time deposits over $100,000 (1)	3,522,016	3,364,527	157,489	4.68%

Total deposits	$27,710,734	$27,060,939	$649,795	2.40%

(1)	Includes time deposits of $250,000 or more of $1,899,662 and $1,724,739 at September 30, 2026 and December 31, 2025, respectively.

Borrowings

Total borrowings at September 30, 2026 decreased $12.57 million or 1.72% since year-end 2025. During the first nine months of 2026, short-term borrowings decreased $13.76 million or 6.93% due to a decrease in securities sold under agreements to repurchase. Long-term borrowings remained flat, increasing $1.19 million or less than 1% from year-end 2025.

The table below summarizes the change in the borrowing categories since year-end 2025:

(Dollars in thousands)	September 30 2026	December 31 2025	$ Change	% Change
Short-term securities sold under agreements to repurchase	$184,810	$198,573	$(13,763)	(6.93%)
Long-term FHLB advances	250,000	250,000	0	0.00%
Issuances of trust preferred capital securities	283,011	281,817	1,194	0.42%

Total borrowings	$717,821	$730,390	$(12,569)	(1.72%)

For a further discussion of borrowings see Notes 8 and 9 to the unaudited Notes to Consolidated Financial Statements.

Accrued Expenses and Other Liabilities

Accrued expenses and other liabilities at September 30, 2026 decreased $3.42 million or 1.41% from year-end 2025. In particular, business franchise taxes decreased $3.08 million due to timing differences, incentives payable decreased $3.55 million due to payments, dividends payable decreased $1.49 million due a decline in shares outstanding, interest payable decreased $784 thousand due to a lower average interest rate paid on interest-bearing deposits while other accrued expenses decreased $6.61 million and other miscellaneous liabilities decreased $2.76 million, both due to lower outstanding payables. Partially offsetting these decreases were increases of $13.10 million in accrued mortgage escrow liabilities due to growth in residential real estate loans since year-end 2025 and $1.77 million in deferred compensation due to a change in the market values of underlying investments associated with post-retirement benefit plans.

Shareholders’ Equity

Shareholders’ equity at September 30, 2026 was $5.41 billion, which was a decrease of $82.07 million or 1.49% from year-end 2025.

Retained earnings increased $226.50 million or 10.44% from year-end 2025, reflecting earnings net of dividends for the first nine months of 2026.

Accumulated other comprehensive income decreased $84.11 million or 60.54% from year-end 2025 due mainly to a decrease of $88.54 million in the fair value of United’s available for sale investment portfolio, net of deferred income taxes. The fair value of cash flow hedges, net of deferred income taxes, increased $4.43 million.

Treasury stock increased $238.06 million or 62.41%. During the first nine months of 2026, United repurchased 5,350,532 shares on the open market under repurchase plans approved by United’s Board of Directors at a cost of $234.20 million or an average share price of $43.77.

RESULTS OF OPERATIONS

Overview

The following table sets forth certain consolidated income statement information of United:

	Three Months Ended			Nine Months Ended
(Dollars in thousands)	September 2026	September 2025	June 2026	September 2026	September 2025
Interest income	$431,690	$430,957	$418,197	$1,265,816	$1,255,800
Interest expense	137,439	150,842	132,885	403,738	441,093

Net interest income	294,251	280,115	285,312	862,078	814,707
Provision for credit losses	6,241	12,095	4,961	18,978	47,087
Noninterest income	30,845	43,204	38,506	103,414	104,218
Noninterest expense	156,714	146,741	154,715	464,243	448,334

Income before income taxes	162,141	164,483	164,142	482,271	423,504
Income taxes	33,437	33,735	32,765	97,990	87,729

Net income	$128,704	$130,748	$131,377	$384,281	$335,775

Net income for the third quarter and first nine months of 2026 was $128.70 million and $384.28 million, respectively, as compared to earnings of $130.75 million and $335.78 million for the third quarter and first nine months of 2025. Diluted earnings per share were $0.94 for the third quarter of 2026 and $0.92 for the third quarter of 2025. Diluted earnings per share were $2.77 for the first nine months of 2026 as compared to $2.36 for the first nine months of 2025. On a linked-quarter basis, net income for the second quarter of 2026 was $131.38 million or $0.95 per diluted share.

As previously mentioned, United completed its acquisition of Piedmont on January 10, 2025. The financial results of Piedmont are included in United’s results from the acquisition date. As a result of the acquisition, United recorded acquisition-related costs for the Piedmont merger of $31.41 million for the first nine months of 2025, including a provision for credit losses of $18.73 million for purchased non-PCD loans recorded in the first quarter of 2025.

For the third quarter of 2026, United’s annualized return on average assets was 1.50% and return on average shareholders’ equity was 9.24% as compared to 1.57% and 9.58% for the third quarter of 2025. United’s annualized return on average assets was 1.56% and return on average shareholders’ equity was 9.53% for the second quarter of 2026. United’s annualized return on average assets for the first nine months of 2026 was 1.52% and return on average shareholders’ equity was 9.28% as compared to 1.38% and 8.39% for the first nine months of 2025. For the third quarter and first nine months of 2026, United’s annualized return on average tangible common equity, a non-GAAP measure, was 14.68% and 14.74%, respectively, as compared to 15.45% and 13.63% for the third quarter and first nine months of 2025, respectively. United’s annualized return on average tangible common equity was 15.15% for the second quarter of 2026.

	Three Months Ended			Nine Months Ended
	September 30,	September 30,	June 30,	September 30,	September 30,
(Dollars in thousands)	2026	2025	2026	2026	2025
Return on Average Tangible Common Equity:
(a) Net Income (GAAP)	$128,704	$130,748	$131,377	$384,281	$335,775
(b) Number of Days	92	92	91	273	273
Average Total Shareholders’ Equity (GAAP)	$5,525,494	$5,413,460	$5,527,850	$5,534,224	$5,349,703
Less: Average Total Intangibles	(2,046,813)	(2,055,082)	(2,048,631)	(2,048,624)	(2,055,165)

(c) Average Tangible Common Equity (non-GAAP)	$3,478,681	$3,358,378	$3,479,219	$3,485,600	$3,294,538
Return on Average Tangible Common Equity (non-GAAP) [(a) / (b)] x 365 / (c)	14.68%	15.45%	15.15%	14.74%	13.63%

Net interest income for the third quarter of 2026 increased $14.14 million, or 5.05% from the third quarter of 2025. The increase of $14.14 million in net interest income occurred because total interest income increased $733 thousand while total interest expense decreased $13.40 million from the third quarter of 2025. Net interest income for the first nine months of 2026 increased $47.37 million or 5.81% from the first nine months of 2025. The increase of $47.37 million in net interest income occurred because total interest income increased $10.02 million while total interest expense decreased $37.36 million from the first nine months of 2025. Net interest income for the third quarter of 2026 increased $8.94 million or 3.13% from the second quarter of 2026. The increase of $8.94 million in net interest income occurred because total interest income increased $13.49 million while total interest expense increased $4.55 million from the second quarter of 2026.

The provision for credit losses was $6.24 million and $18.98 million for the third quarter and first nine months of 2026, respectively, while the provision for credit losses was $12.10 million and $47.09 million for the third quarter and first nine months of 2025. The provision for credit losses was $4.96 million for the second quarter of 2026. As previously mentioned, provision for credit losses of $18.73 million was recorded during the first nine months of 2025 on purchased non-PCD loans from Piedmont.

For the third quarter of 2026, noninterest income decreased $12.36 million or 28.61% from the third quarter of 2025 while noninterest income for the first nine months of 2026 was relatively flat from the first nine months of 2025, decreasing $804 thousand or less than 1%. Noninterest income for the third quarter of 2026 decreased $7.66 million, or 19.90%, from the second quarter of 2026.

Noninterest expense for the third quarter of 2026 increased $9.97 million or 6.80% from the third quarter of 2025. For the first nine months of 2026, noninterest expense increased $15.91 million or 3.55% from the first nine months of 2025. Noninterest expense for the third quarter of 2026 increased $2.00 million, or 1.29%, from the second quarter of 2026.

Income taxes for the third quarter of 2026 were $33.44 million as compared to $33.74 million for the third quarter of 2025. For the first nine months of 2026 and 2025 income tax expense was $97.99 million and $87.73 million, respectively. Income tax expense increased $672 thousand from the second quarter of 2026. For the quarters ended September 30, 2026 and 2025, United’s effective tax rate was 20.62% and 20.51%, respectively. The effective tax rate for the first nine months of 2026 and 2025 was 20.32% and 20.72%, respectively. For the quarter ended June 30, 2026, United’s effective tax rate was 19.96%.

The following discussion explains in more detail the consolidated results of operations by major category.

Net Interest Income

Net interest income represents the primary component of United’s earnings. It is the difference between interest income from earning assets and interest expense incurred to fund these assets. Net interest income is impacted by changes in the volume and mix of interest-earning assets and interest-bearing liabilities, as well as changes in market interest rates. Such changes, and their impact on net interest income in 2026 and 2025, are presented on the following page.

Net interest income for the third quarter of 2026 was $294.25 million, which was an increase of $14.14 million or 5.05% from the third quarter of 2025. The $14.14 million increase in net interest income occurred because total interest income increased $733 thousand while total interest expense decreased $13.40 million from the third quarter of 2025. Net interest income for the first nine months of 2026 was $862.08 million, which was an increase of $47.37 million or 5.81% from the first nine months of 2025. The $47.37 million increase in net interest income occurred because total interest income increased $10.02 million while total interest expense decreased $37.36 million from the first nine months of 2025. On a linked-quarter basis, net interest income for the third quarter of 2026 increased $8.94 million or 3.13% from the second quarter of 2026. The $8.94 million increase in net interest income occurred because total interest income increased $13.49 million while total interest expense increased $4.55 million from the second quarter of 2026.

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

Fully tax-equivalent net interest income for the third quarter of 2026 was $294.96 million, an increase of $14.07 million or 5.01% from the third quarter of 2025. The increase in fully tax-equivalent net interest income was primarily due to a lower rate paid on average interest-bearing deposits, loan growth, and the impact of strategic purchases of higher yielding investment securities throughout 2026. These increases to fully tax-equivalent net interest income were partially offset by a lower yield on average net loans and growth in average interest-bearing deposits. The rate paid on average interest-bearing deposits decreased 33 basis points from the third quarter of 2025. Average net loans increased $887.32 million, or 3.70%, from the third quarter of 2025. The yield on average net loans decreased 18 basis points from the third quarter of 2025. Acquired loan accretion income decreased $2.59 million from the third quarter of 2025. Average investment securities increased $337.89 million, or 10.34%, and the yield on average investment securities increased 14 basis points from the third quarter of 2025. Average interest-bearing deposits increased $649.79 million, or 3.25%, from the third quarter of 2025. The net interest margin was 3.86% and 3.80% for the third quarter of 2026 and the third quarter of 2025, respectively.

Fully tax-equivalent net interest income for the first nine months of 2026 was $864.36 million, an increase of $47.30 million, or 5.79%, from the first nine months of 2025. The increase in fully tax-equivalent net interest income was primarily due to a lower rate paid on average interest-bearing deposits and loan growth. These increases to fully tax-equivalent net interest income were partially offset by a lower yield on average net loans and growth in average interest-bearing deposits. Average net loans increased $1.08 billion, or 4.56%, from the first nine months of 2025. The yield on average net loans decreased 18 basis points from the first nine months of 2025. Acquired loan accretion income decreased $7.86 million from the first nine months of 2025. Average investment securities increased $227.16 million, or 7.00%, from the first nine months of 2025. Average interest-bearing deposits increased $930.32 million, or 4.73%, from the first nine months of 2025. The rate paid on average interest-bearing deposits decreased 36 basis points from the first nine months of 2025. The net interest margin was 3.82% and 3.77% for the first nine months of 2026 and the first nine months of 2025, respectively.

On a linked-quarter basis, fully tax-equivalent net interest income increased $8.87 million, or 3.10%, from the second quarter of 2026. The increase in fully tax-equivalent net interest income was primarily due to loan growth largely funded by deposit growth, the impact of strategic purchases of higher yielding investment securities throughout 2026, and the impact of higher market interest rates. Average net loans were relatively flat from the second quarter of 2026, increasing $227.45 million or less than 1%. The yield on average net loans increased 7 basis points from the second quarter of 2026. Average investment securities increased $94.67 million, or 2.70%, and the yield on average investment securities increased 15 basis points from the second quarter of 2026. Average interest-bearing deposits were relatively flat from the second quarter of 2026, increasing $164.75 million or less than 1%. The rate paid on average interest-bearing deposits increased 4 basis points from the second quarter of 2026. The net interest margin was 3.86% and 3.81% for the third quarter of 2026 and the second quarter of 2026, respectively.

United’s fully tax-equivalent net interest income also includes the impact of acquisition accounting fair value adjustments. The following table provides the discount/premium and net accretion impact to fully tax-equivalent net interest income for the three months ended September 30, 2026, September 30, 2025 and June 30, 2026 and the nine months ended September 30, 2026 and September 30, 2025:

	Three Months Ended
	September 30	September 30	June 30
(Dollars in thousands)	2026	2025	2026
Loan accretion	$4,904	$7,489	$5,004
Certificates of deposit	3	55	4
Long-term borrowings	(396)	(398)	(399)

Total	$4,511	$7,146	$4,609

	Nine Months Ended
	September 30	September 30
(Dollars in thousands)	2026	2025
Loan accretion	$17,379	$25,238
Certificates of deposit	15	443
Long-term borrowings	(1,194)	(998)

Total	$16,200	$24,683

The following tables reconcile the difference between net interest income and fully tax-equivalent net interest income for the three months ended September 30, 2026, September 30, 2025 and June 30, 2026 and the nine months ended September 30, 2026 and September 30, 2025.

	Three Months Ended
	September 30	September 30	June 30
(Dollars in thousands)	2026	2025	2026
Net interest income, GAAP basis	$294,251	$280,115	$285,312
Fully tax-equivalent adjustment (1)	713	781	787

Fully tax-equivalent net interest income	$294,964	$280,896	$286,099

	Nine Months Ended
	September 30	September 30
(Dollars in thousands)	2026	2025
Net interest income, GAAP basis	$862,078	$814,707
Fully tax-equivalent adjustment (1)	2,280	2,354

Fully tax-equivalent net interest income	$864,358	$817,061

(1)

The fully tax-equivalent adjustment combines amounts of interest income on federally nontaxable loans and investment securities using the statutory federal income tax rate of 21% for the three months and nine months ended September 30, 2026 and 2025 and the three months ended June 30, 2026. All interest income on loans and investment securities was subject to state income taxes.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended September 30, 2026 and 2025, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a fully tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended September 30, 2026 and 2025. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended September 30, 2026			Three Months Ended September 30, 2025
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$1,882,636	$17,826	3.76%	$2,137,694	$24,053	4.46%
Investment Securities:
Taxable	3,408,328	31,807	3.73%	3,073,283	27,509	3.58%
Tax-exempt	198,137	1,487	3.00%	195,293	1,522	3.12%

Total Securities	3,606,465	33,294	3.69%	3,268,576	29,031	3.55%
Loans, net of unearned income (2)(3)	25,200,054	381,283	6.01%	24,321,283	378,654	6.18%
Allowance for loan losses	(299,439)			(307,983)

Net loans	24,900,615		6.08%	24,013,300		6.26%

Total earning assets	30,389,716	$432,403	5.65%	29,419,570	$431,738	5.83%

Other assets	3,658,848			3,650,200

TOTAL ASSETS	$34,048,564			$33,069,770

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$20,670,359	$130,563	2.51%	$20,020,573	$143,445	2.84%
Short-term borrowings	174,815	1,436	3.26%	155,966	1,420	3.61%
Long-term borrowings	532,789	5,440	4.05%	544,020	5,977	4.36%

Total Interest-Bearing Liabilities	21,377,963	137,439	2.55%	20,720,559	150,842	2.89%

Noninterest-bearing deposits	6,817,000			6,614,586
Accrued expenses and other liabilities	328,107			321,165

TOTAL LIABILITIES	28,523,070			27,656,310
SHAREHOLDERS’ EQUITY	5,525,494			5,413,460

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,048,564			$33,069,770

NET INTEREST INCOME		$294,964			$280,896

INTEREST SPREAD			3.10%			2.94%
NET INTEREST MARGIN			3.86%			3.80%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a fully tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the three-month periods ended September 30, 2026 and June 30, 2026, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a fully tax-equivalent basis using the statutory federal income tax rate of 21% for the three-month period ended September 30, 2026 and June 30, 2026. Interest income on all loans and investment securities was subject to state income taxes.

	Three Months Ended September 30, 2026			Three Months Ended June 30, 2026
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities purchased under agreements to resell and other short-term investments	$1,882,636	$17,826	3.76%	$1,916,842	$17,881	3.74%
Investment Securities:
Taxable	3,408,328	31,807	3.73%	3,310,627	29,535	3.57%
Tax-exempt	198,137	1,487	3.00%	201,172	1,506	2.99%

Total Securities	3,606,465	33,294	3.69%	3,511,799	31,041	3.54%
Loans, net of unearned income (2)(3)	25,200,054	381,283	6.01%	24,972,777	370,062	5.94%
Allowance for loan losses	(299,439)			(299,614)

Net loans	24,900,615		6.08%	24,673,163		6.01%

Total earning assets	30,389,716	$432,403	5.65%	30,101,804	$418,984	5.58%

Other assets	3,658,848			3,638,497

TOTAL ASSETS	$34,048,564			$33,740,301

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$20,670,359	$130,563	2.51%	$20,505,605	$126,141	2.47%
Short-term borrowings	174,815	1,436	3.26%	177,707	1,425	3.22%
Long-term borrowings	532,789	5,440	4.05%	532,390	5,319	4.01%

Total Interest-Bearing Liabilities	21,377,963	137,439	2.55%	21,215,702	132,885	2.51%

Noninterest-bearing deposits	6,817,000			6,672,733
Accrued expenses and other liabilities	328,107			324,016

TOTAL LIABILITIES	28,523,070			28,212,451
SHAREHOLDERS’ EQUITY	5,525,494			5,527,850

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$34,048,564			$33,740,301

NET INTEREST INCOME		$294,964			$286,099

INTEREST SPREAD			3.10%			3.07%
NET INTEREST MARGIN			3.86%			3.81%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a fully tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

The following table shows the unaudited consolidated daily average balance of major categories of assets and liabilities for the nine-month periods ended September 30, 2026 and 2025, respectively, with the interest and rate earned or paid on such amount. The interest income and yields on federally nontaxable loans and investment securities are presented on a fully tax-equivalent basis using the statutory federal income tax rate of 21% for the nine-month period ended September 30, 2026 and 2025. Interest income on all loans and investment securities was subject to state income taxes.

	Nine Months Ended September 30, 2026			Nine Months Ended September 30, 2025
(Dollars in thousands)	Average Balance	Interest (1)	Avg. Rate (1)	Average Balance	Interest (1)	Avg. Rate (1)
ASSETS
Earning Assets:
Federal funds sold and securities repurchased under agreements to resell and other short-term investments	$2,011,479	$56,417	3.75%	$2,098,511	$70,412	4.49%
Investment Securities:
Taxable	3,270,808	87,424	3.56%	3,048,195	81,126	3.55%
Tax-exempt	201,321	4,495	2.98%	196,778	4,543	3.08%

Total Securities	3,472,129	91,919	3.53%	3,244,973	85,669	3.52%
Loans, net of unearned income (2)(3)	25,016,311	1,119,760	5.98%	23,947,635	1,102,073	6.15%
Allowance for loan losses	(298,871)			(308,868)

Net loans	24,717,440		6.05%	23,638,767		6.23%

Total earning assets	30,201,048	$1,268,096	5.61%	28,982,251	$1,258,154	5.80%

Other assets	3,639,635			3,630,874

TOTAL ASSETS	$33,840,683			$32,613,125

LIABILITIES
Interest-Bearing Liabilities:
Interest-bearing deposits	$20,597,158	$383,432	2.49%	$19,666,836	$418,889	2.85%
Short-term borrowings	178,289	4,300	3.22%	162,776	4,358	3.58%
Long-term borrowings	532,388	16,006	4.02%	549,771	17,846	4.34%

Total Interest-Bearing Liabilities	21,307,835	403,738	2.53%	20,379,383	441,093	2.89%

Non-interest bearing deposits	6,670,529			6,561,681
Accrued expenses and other liabilities	328,095			322,358

TOTAL LIABILITIES	28,306,459			27,263,422
SHAREHOLDERS’ EQUITY	5,534,224			5,349,703

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$33,840,683			$32,613,125

NET INTEREST INCOME		$864,358			$817,061

INTEREST SPREAD			3.08%			2.91%
NET INTEREST MARGIN			3.82%			3.77%

(1)	The interest income and the yields on federally nontaxable loans and investment securities are presented on a fully tax-equivalent basis using the statutory federal income tax rate of 21%.
(2)	Nonaccruing loans are included in the daily average loan amounts outstanding.
(3)	Loans held for sale and leases are included in the daily average loan amounts outstanding.

Provision for Credit Losses

The provision for credit losses was $6.24 million and $18.98 million for the third quarter and first nine months of 2026, respectively, as compared to a provision for credit losses of $12.10 million and $47.09 million for the third quarter and first nine months of 2025, respectively. On a linked-quarter basis, the provision for credit losses for the second quarter of 2026 was $4.96 million. The provision for credit losses for the first nine months of 2025 included provision expense of $18.73 million recorded for purchased non-PCD loans from Piedmont. United’s provision for credit losses relates to its portfolio of loans and leases, available-for-sale securities and held-to-maturity securities are discussed in more detail in the following paragraphs.

For the quarter ended September 30, 2026, the provision for loan and lease losses was $6.24 million as compared to a provision for loan and lease losses of $12.10 million for the quarter ended September 30, 2025. The lower amount of provision expense for the third quarter of 2026 was mainly due to higher provision for the commercial real estate nonowner-occupied (“CRE NOO”) loan segment for the third quarter of 2025. The provision for loan and lease losses for the first nine months of 2026 was $18.98 million as compared to a provision for loan and lease losses of $47.09 million for the first nine months of 2025. The higher amount of provision expense for the first nine months of 2025 was mainly due to the previously mentioned provision expense of $18.73 million recorded for purchased non-PCD loans from Piedmont as well as the increased provision for the CRE NOO loan segment. Net charge-offs for the third quarter and first nine months of 2026 were $11.60 million and $22.35 million, respectively, as compared to net charge-offs of $20.01 million and $36.40 million, respectively, for the third quarter and first nine months of 2025. The lower amount of net charge-offs for the third quarter and first nine months of 2026 was due mainly to $16.50 million of charge-offs recorded in the third quarter of 2025 reflecting updated collateral valuations on two CRE NOO loans associated with the same sponsor downgraded to nonaccrual status. During the third quarter of 2025, the sponsor experienced a significant deterioration in financial condition and concerns arose regarding the sponsor’s ability to support the credits on a long-term basis. On a linked-quarter basis, the provision for loan and lease losses was $4.96 million for the second quarter of 2026. Net charge-offs were $5.06 million for the second quarter of 2026.

Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the third quarter and first nine months of 2026 was 0.18% and 0.12%, respectively, as compared to annualized net charge-offs of 0.33% and 0.20% for the third quarter and first nine months of 2025, respectively. Annualized net charge-offs as a percentage of average loans and leases, net of unearned income for the second quarter of 2026 was 0.08%.

The following table shows a summary of United’s nonperforming assets including nonperforming loans and other real estate owned (“OREO”) at September 30, 2026 and December 31, 2025:

(In thousands)	September 30 2026	December 31 2025
Nonaccrual loans	$99,907	$96,492
Loans past due 90 days or more	9,987	4,974

Total nonperforming loans	$109,894	$101,466
Other real estate owned	11,198	8,857

Total nonperforming assets	$121,092	$110,323

United maintains an allowance for loan and lease losses and a reserve for lending-related commitments. The combined allowance for loan losses and reserve for lending-related commitments is considered the allowance for credit losses. At September 30, 2026, the allowance for credit losses was $334.21 million as compared to $332.59 million at December 31, 2025.

At September 30, 2026, the allowance for loan and lease losses was $294.15 million as compared to $297.52 million at December 31, 2025. The allowance for loan and lease losses at September 30, 2026 saw the largest increase in the reserves for the commercial real estate nonowner-occupied loan segment from year-end 2025 due to increased outstanding loan balances and an increase in the allowance for individually evaluated loans. The largest decrease in reserves at September 30, 2026 was for the real estate construction and development loan segment due to an improvement in the historical loss rate and decreased outstanding loan balances. As a percentage of loans and leases, net of unearned income, the allowance for loan and lease losses was 1.16% at September 30, 2026 as compared to 1.20% at December 31, 2025. The ratio of the allowance for loan and lease losses to nonperforming loans and leases or coverage ratio was 267.66% and 293.22% at September 30, 2026 and December 31, 2025, respectively. The decrease in this ratio was due mainly to a decrease in the allowance for loan and lease losses while nonperforming loans increased from year-end 2025.

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

The third quarter of 2026 qualitative adjustments include analyses of the following:

•	Current conditions – United considered the impact of collateral values for dependent loans; past due, nonaccrual and adversely classified loans and leases; and concentrations of credit.

•

Reasonable and supportable forecasts – The forecast is determined on a portfolio-by-portfolio basis by relating the correlation of real GDP, the unemployment rate, commercial real estate price index, mortgage rate, house price index and real disposable personal income to loss rates to forecasts of those variables. The reasonable and supportable forecast selection is subjective in nature and requires more judgment compared to the other components of the allowance. Assumptions for the economic variables were the following:

•

The forecast for real GDP increased slightly in the third quarter, from a projection of 2.20% for 2026 as of mid-June 2026 to 2.30% for 2026 as of mid-September with a projection of 2.40% for 2027. The unemployment rate forecast improved slightly in the third quarter with a projection of 4.30% for 2026 as of mid-June 2026 to 4.10% as of mid-September 2026 with projection of 4.10% for 2027. The forecast for the house price index increased in the third quarter with a projection of 1.01% for 2026 and 1.41% for 2027 compared to 0.67% and 0.70% for 2026 and 2027, respectively, in the second quarter. Similarly, the mortgage rate increased to 6.56% for 2026 and 6.59% for 2027 during the third quarter compared to 6.32% in 2026 and 2027 in the second quarter. The real disposable personal income forecast declined for 2026 from 0.87% in the second quarter to 0.43% in the third quarter but improved for 2027 from 2.40% in the second quarter to 2.48% in the third quarter. The outlook for the commercial real estate price index experienced minimal change in the third quarter as compared to the second quarter of 2026.

•	Reversion to historical loss data occurs via a straight-line method during the year following the one-year reasonable and supportable forecast period.

United’s review of the allowance for loan and lease losses at September 30, 2026 produced increased reserves in two of the four loan categories as compared to December 31, 2025. The allowance related to the commercial, financial & agricultural loan pool, consisting of the owner and nonowner-occupied commercial real estate and other commercial loan segments, increased $2.36 million due to increased outstanding loan balances. The consumer loan segment reserve increased $991 thousand primarily due to increased historical loss rates as well as increased outstanding loan balances. The real estate construction and development loan segment reserve decreased $6.02 million due to decreased outstanding loan balances, improved historical loss rates as well as improvement in the reasonable and supportable adjustment. The residential real estate loan segment reserve decreased $696 thousand due to a reduction in the lifetime loss rate adjustment that accounts for historical data limitations as compared to the weighted average maturity for these segments.

An allowance is established for estimated lifetime losses for loans that are individually assessed. Nonperforming commercial loans and leases are regularly reviewed to identify expected credit losses. A loan is individually assessed for expected credit losses when the loan does not share similar characteristics with other loans in the portfolio. Measuring expected credit losses of a loan requires judgment and estimates, and the eventual outcomes may differ from those estimates. Expected credit losses are measured based upon the present value of expected future cash flows from the loan discounted at the loan’s effective rate or the fair value of collateral if the loan is collateral dependent. When the selected measure is less than the recorded investment in the loan, an expected credit loss has occurred. The allowance for loans and leases that were individually assessed was $13.20 million at September 30, 2026 and $8.04 million at December 31, 2025. In comparison to year-end, this element of the allowance increased $5.16 million due to collateral weaknesses identified in several relationships which necessitated individually assessed reserves and increases to reserves previously identified.

Management believes that the allowance for credit losses of $334.21 million at September 30, 2026 is appropriate to provide for expected losses on existing loans and lending-related commitments based on information currently available. United’s loan administration policies are focused on the risk characteristics of the loan portfolio in terms of loan approval and credit quality. The commercial loan portfolio is monitored for possible concentrations of credit in one or more industries. Management has lending limits as a percentage of capital per type of credit concentration in an effort to ensure adequate diversification within the portfolio. Most of United’s commercial loans are secured by real estate located in United’s footprint. It is the opinion of management that these commercial loans do not pose any unusual risks and that adequate consideration has been given to these loans in establishing the allowance for credit losses.

The provision for credit losses related to held to maturity securities for the third quarter of 2026 and 2025 was immaterial. The allowance for credit losses related to held to maturity securities was $13 thousand and $16 thousand, respectively, as of September 30, 2026 and December 31, 2025. There was no provision for credit losses recorded on available for sale investment securities for the first nine months of 2026 and 2025 and no allowance for credit losses on available for sale investment securities as of September 30, 2026 and December 31, 2025.

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

Noninterest income for the third quarter of 2026 was $30.85 million, a decrease of $12.36 million or 28.61% from the third quarter of 2025. Noninterest income for the first nine months of 2026 was $103.41 million which was relatively flat from the first nine months of 2025, decreasing $804 thousand or less than 1%.

Fees from brokerage services for the third quarter and first nine months of 2026 increased $342 thousand or 5.46% and $4.00 million or 23.86%, respectively, from the third quarter and first nine months of 2025 due to higher volume driven by growth in the business.

Net losses on investment securities were $348 thousand for the third quarter of 2026 as compared to net gains on investment securities of $10.44 million for the third quarter of 2025. The net losses on investment securities of $348 thousand for the third quarter of 2026 were due primarily to an unrealized fair value net loss on equity securities as compared to an unrealized fair value net gain on equity securities of $10.44 million for the third quarter of 2025. For the first nine months of 2026, net gains on investment securities were $4.70 million as compared to net gains on investment securities of $11.39 million for the first nine months of 2025. The net gains on investment securities for the first nine months of 2026 included a gain of $5.86 million as a result of the sale of an unaffiliated company in which United held an investment, a VISA share exchange net gain of $5.85 million, and a net gain of $2.30 million on the sale of equity securities partially offset by a loss of $9.73 million on the sale of AFS investment securities. The net gains on investment securities for the first nine months of 2025 were primarily due to an unrealized fair value net gain on equity securities.

For the first nine months of 2026, income from bankcard fees and merchant discount increased $860 thousand or 15.06% from the first nine months of 2025. The increase was due to higher merchant discount and interchange income.

Income from mortgage banking activities totaled $1.28 million and $6.76 million for the third quarter and first nine months of 2026, respectively, compared to $2.50 million and $7.58 million for the third quarter and first nine months of 2025, respectively. The decreases for 2026 as compared to 2025 were primarily due to a lower quarter-end valuation of mortgage derivatives and loans held for sale as well as due to lower mortgage production volume. For the three months ended September 30, 2026 and 2025, mortgage loan sales were $86.04 million and $104.06 million, respectively. For the nine months ended September 30, 2026 and 2025, mortgage loan sales were $277.29 million and $303.86 million, respectively. Mortgage loans originated for sale were $68.53 million and $263.73 million for the third quarter and first nine months of 2026, respectively, as compared to $91.23 million and $283.72 million for the third quarter and first nine months of 2025, respectively.

Income from bank-owned life insurance (“BOLI”) for the first nine months of 2026 decreased $898 thousand or 8.59% from the first nine months of 2025. Death benefits of $2.23 million were recorded for the first nine months of 2026 partially offset by surrender charges of $1.80 million for a BOLI exchange. Death benefits of $1.28 million were received for the first nine months of 2025.

Other noninterest income for the third quarter of 2026 decreased $1.08 million or 45.08% from the third quarter of 2025 while other noninterest income for the first nine months of 2026 increased $1.59 million or 31.14% from the first nine months of 2025. Both of these differences in other noninterest income were primarily due to changes in market values of underlying investments associated with post-retirement benefit plans, which were largely offset by differences in post-retirement benefit costs recorded in noninterest expense as described in the “Other Expenses” section of this MD&A.

On a linked-quarter basis, noninterest income for the third quarter of 2026 decreased $7.66 million, or 19.90%, from the second quarter of 2026. Net losses on investment securities were $348 thousand for the third quarter of 2026 as compared to net gains on investment securities of $2.79 million for the second quarter of 2026. Other noninterest income of $1.31 million for the third quarter of 2026 was a decrease of $2.74 million from the second quarter of 2026. Income from mortgage banking activities of $1.28 million for the third quarter of 2026 was a decrease of $1.64 million from the second quarter of 2026. Net losses on investment securities for the third quarter of 2026 were driven by net unrealized fair value losses on equity securities. Net gains on investment securities for the second quarter of 2026 included the gain of $5.86 million as a result of the sale of an unaffiliated company in which United held an investment, a gain of $5.66 million from the VISA share exchange, and an unrealized fair value net gain of $1.00 million on equity securities partially offset by the loss of $9.73 million on the sale of available for sale investment securities. The decrease in other noninterest income was primarily due to lower market values of underlying investments associated with post-retirement benefit plans, which was largely offset by a decrease in post-retirement benefit costs recorded in noninterest expense as described in the “Other Expenses” section of this MD&A. The decrease in income from mortgage banking activities was primarily due to a lower quarter-end valuation of mortgage derivatives and loans held for sale as well as due to lower mortgage production volume.

Other Expenses

Just as management continues to evaluate areas where noninterest income can be enhanced, it strives to improve the efficiency of its operations to reduce costs. Other expenses include all items of expense other than interest expense, the provision for credit losses, and income taxes. Noninterest expense for the third quarter of 2026 was $156.71 million, which was an increase of $9.97 million or 6.80% from the third quarter of 2025. For the first nine months of 2026, noninterest expense was $464.24 million, which was an increase of $15.91 million or 3.55% from the first nine months of 2025. Noninterest expense for the first nine months of 2025 included $12.68 million of merger-related expenses from the Piedmont acquisition.

Employee compensation for the third quarter and first nine months of 2026 increased $5.30 million or 8.27% and $11.55 million or 6.15%, respectively, from third quarter and first nine months of 2025. The increase in employee compensation was primarily due to higher salaries, production-related commissions, employee incentives, and stock-based compensation costs. Included in employee compensation for the first nine months of 2025 were $1.46 million in merger-related expenses.

Employee benefits expense for the third quarter of 2026 decreased $2.02 million or 13.80% from the third quarter of 2025.

This decrease in employee benefits was primarily due to lower post-retirement benefit costs and lower health insurance expenses. Employee benefits expense for the first nine months of 2026 increased $3.53 million or 8.54%, from the first nine months of 2025. This increase in employee benefits was primarily due to higher post-retirement benefit and Federal Insurance Contributions Act (“FICA”) costs partially offset by lower health insurance expenses.

Net occupancy for the first nine months of 2026 increased $1.32 million or 3.50% from the first nine months of 2025. This increase was due mainly to increased building rental expense, real property taxes and utilities costs.

Software and equipment expense for the third quarter and first nine months of 2026 increased $1.06 million or 12.38% and $2.10 million or 8.18%, respectively, from the third quarter and first nine months of 2025. These increases were due mainly to higher software, cybersecurity and compliance service costs.

Data processing expense for the third quarter and first nine months of 2026 decreased $993 thousand or 12.21% and $3.25 million or 13.25%, respectively, from the third quarter and first nine months of 2025. The decrease in data processing was primarily due to technology contract renegotiations.

Other expense for the third quarter of 2026 increased $6.05 million or 17.95% from the third quarter of 2025. Within other expense for the third quarter of 2026, the expense for the reserve for unfunded loan commitments was $2.85 million for the third quarter of 2026 as compared to a net benefit in the expense for the reserve for unfunded loan commitments of $3.18 million for the third quarter of 2025. Other expense for the first nine months of 2026 was relatively flat from the first nine months of 2025, decreasing $185 thousand or less than 1% from the first nine months of 2025. Within other expense, merger-related expenses decreased $7.01 million, consulting fees declined $4.75 million and the amortization of core deposit intangibles declined $1.51 million. Partially offsetting these decreases was an increase in the expense for the reserve for unfunded commitments of $7.26 million due to an increase in outstanding loan commitments. The expense for the reserve for unfunded loan commitments for the first nine months of 2025 included $4.06 million in merger-related expense. In addition, income tax credit amortization increased $2.61 million and several other general operating expenses increased due to the Piedmont acquisition.

On a linked-quarter basis, noninterest expense for the third quarter of 2026 increased $2.00 million, or 1.29%, from the second quarter of 2026. The increase in noninterest expense was driven by a $2.84 million increase in employee compensation and a $3.33 million increase in other expense partially offset by a $3.68 million decrease in employee benefits. The increase in employee compensation was primarily due to higher salaries, reflecting strategic hiring and a full quarter’s impact of annual salary increases, as well as due to higher production-related commissions. The increase in the other expense was due mainly to an increase in the expense for the reserve for unfunded loan commitments which reflected a larger increase in outstanding loan commitments during the third quarter of 2026 as compared with the increase during the second quarter of 2026. The decrease in employee benefits was primarily due to lower post-retirement benefit costs and lower health insurance expenses.

Income Taxes

For the third quarter of 2026, income tax expense was $33.44 million which was relatively flat from the third quarter of 2025, decreasing $298 thousand or less than 1%. This slight decrease in income tax expense was primarily due to lower earnings partially offset by a higher effective tax rate. For the first nine months of 2026, income tax expense was $97.99 million, an increase of $10.26 million or 11.70% from the first nine months of 2025. This increase in income tax expense was primarily due to higher earnings partially offset by a lower effective tax rate. On a linked-quarter basis, income tax expense increased $672 thousand or 2.05% from the second quarter of 2026. This increase in income tax expense was primarily due to a higher effective tax rate partially offset by lower earnings. United’s effective tax rate was 20.62% for the third quarter of 2026, 20.51% for the third quarter of 2025 and 19.96% for the second quarter of 2026. For the first nine months of 2026 and 2025, United’s effective tax rate was 20.32% and 20.72%, respectively.

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

During the first nine months of 2026, United decreased its interest-bearing deposit balance at the FRB by $667.95 million to $1.57 billion. The change in the balance at the FRB was mostly the result of growth in loans of $761.46 million, net purchases of $569.38 million in investment securities and a net repayment of $13.76 million in securities sold under agreements to repurchase partially offset by a growth in total deposits of $649.81 million.

For the nine months ended September 30, 2026, cash of $433.75 million was provided by operating activities due mainly to net income of $384.28 million. Net cash of $1.34 billion was used in investing activities which was primarily due to the aforementioned loan growth of $761.46 million and net purchases of investment securities of $569.38 million. During the first nine months of 2026, net cash of $246.71 million was provided by financing activities primarily due to growth in deposits of $649.81 million partially offset by the net acquisition of $235.03 million in treasury stock, cash dividends paid of $159.26 million and the net repayment of securities sold under agreements to repurchase of $13.76 million. The net effect of the cash flow activities was a decrease in cash and cash equivalents of $659.86 million for the first nine months of 2026.

At September 30, 2026, United had an unused borrowing amount at the FHLB of approximately $9.08 billion subject to delivery of collateral after certain trigger points and $4.93 billion without the delivery of additional collateral. United has various unused lines of credit available from certain of its correspondent banks in the aggregate amount of $280 million and a $20 million unsecured, revolving line of credit with an unrelated financial institution to provide for general liquidity needs, all of which was available at September 30, 2026. At September 30, 2026, United’s borrowing capacity for the FRB Discount Window was $4.50 billion. United did not have any borrowings from the FRB’s Discount Window during the first nine months of 2026.

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

United’s capital position is financially sound. United seeks to maintain a proper relationship between capital and total assets to support growth and sustain earnings. United has historically generated attractive returns on shareholders’ equity. United is well-capitalized based upon regulatory guidelines. United’s risk-based capital ratio is 15.15% at September 30, 2026 while its Common Equity Tier 1 capital, Tier 1 capital and leverage ratios are 12.94%, 12.94% and 11.13%, respectively. The regulatory requirements for a well-capitalized financial institution are a risk-based capital ratio of 10.0%, a Common Equity Tier 1 capital ratio of 6.5%, a Tier 1 capital ratio of 8.0% and a leverage ratio of 5.0%.

Total shareholders’ equity was $5.41 billion at September 30, 2026, which was a decrease of $82.07 million or 1.49% from December 31, 2025. This decrease was primarily due to increases of $238.06 million in treasury stock and $84.11 million in accumulated other comprehensive loss partially offset by an increase of $226.50 million in retained earnings as a result of net earnings (net income less dividends declared) during the first nine months of 2026. During the first nine months of 2026, United repurchased 5,350,532 shares of its common stock at an average price of $43.77 per share.

United’s shareholders’ equity to assets ratio was 15.82% at September 30, 2026 as compared to 16.33% at December 31, 2025. The primary capital ratio, capital and reserves to total assets and reserves, was 16.63% and 17.15% at September 30, 2026 and December 31, 2025, respectively. United’s average equity to average asset ratio was 16.23% for the third quarter of 2026 as compared to 16.37% for the third quarter of 2025. United’s average equity to average asset ratio was 16.35% and 16.40% for the first nine months of 2026 and 2025, respectively. All of these financial measurements reflect a financially sound position.

During the third quarter of 2026, United’s Board of Directors declared a cash dividend of $0.38 per share. Cash dividends were $1.14 per common share for the first nine months of 2026. Total cash dividends declared were $52.00 million for the third quarter of 2026 and $157.78 million for the first nine months of 2026 as compared to $52.46 million for the third quarter of 2025 and $158.54 million for the first nine months of 2025, respectively.

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

The following table shows United’s estimated earnings sensitivity profile as of September 30, 2026 and December 31, 2025:

Change in Interest Rates (basis points)	Percentage Change in Net Interest Income
	September 30, 2026	December 31, 2025
+200	3.00%	3.85%
+100	1.89%	2.31%
-100	(0.22%)	0.20%
-200	0.88%	1.58%

At September 30, 2026, given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 1.89% over one year as compared to an increase by 2.31% at December 31, 2025. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 3.00% over one year as of September 30, 2026, as compared to an increase of 3.85% as of December 31, 2025. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 0.22% over one year as of September 30, 2026 as compared to an increase of 0.20% over one year as of December 31, 2025. A 200 basis point immediate, sustained downward shock in the yield curve would increase net interest income by an estimated 0.88% over one year as of September 30, 2026 as compared to an increase of 1.58% over one year as of December 31, 2025.

In addition to the one year earnings sensitivity analysis, a two-year analysis is also performed. Compared to the one year analysis, United is projected to show improved performance in year two within the upward rate shock scenarios. Given an immediate, sustained 100 basis point upward shock to the yield curve used in the simulation model, net interest income for United is estimated to increase by 3.38% in year two as of September 30, 2026. A 200 basis point immediate, sustained upward shock in the yield curve would increase net interest income by an estimated 5.67% in year two as of September 30, 2026. A 100 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 2.18% in year two as of September 30, 2026. A 200 basis point immediate, sustained downward shock in the yield curve would decrease net interest income by an estimated 4.17% in year two as of September 30, 2026.

While it is unlikely market rates would immediately move 100 or 200 basis points upward or downward on a sustained basis, this is another tool used by management and the Board to gauge interest rate risk. All of these estimated changes in net interest income are and were within the policy guidelines established by the Board.

To further aid in interest rate management, United’s subsidiary bank is a member of the FHLB. The use of FHLB advances provides United with a low risk means of matching maturities of earning assets and interest-bearing funds to achieve a desired interest rate spread over the life of the earning assets. In addition, United uses credit with large regional banks and trust preferred securities to provide funding.

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

At September 30, 2026, United’s mortgage related securities portfolio had an amortized cost of $2.6 billion, of which approximately $1.9 billion or 72% were fixed rate collateralized mortgage obligations (“CMOs”). These fixed rate CMOs consisted primarily of planned amortization class (“PACs”), sequential-pay and accretion directed (“VADMs”) bonds having an average life of approximately 4.7 years and a weighted average yield of 4.11%, under current projected prepayment assumptions. These securities are expected to have moderate extension risk in a rising rate environment. Current models show given an immediate, sustained upward shock of 300 basis points, the average life of these securities would only extend to 6.4 years. The projected price decline of the fixed rate CMO portfolio in rates up 300 basis points would be 15.04%, or less than the price decline of a 7-year treasury note. By comparison, the price decline of a 30-year 6% current coupon mortgage-backed security (“MBS”) in rates higher by 300 basis points would be approximately 18.9%.

United had approximately $250.8 million in fixed rate Commercial mortgage-backed Securities (“CMBS”) with a projected yield of 2.16% and a projected average life of 3.3 years on September 30, 2026. This portfolio consisted primarily of Freddie Mac Multifamily K securities and Fannie Mae Delegated Underwriting and Servicing (“DUS”) securities with a weighted average maturity (“WAM”) of 7.9 years.

United had approximately $17.4 million in 15-year mortgage-backed securities with a projected yield of 3.91% and a projected average life of 3.7 years as of September 30, 2026. This portfolio consisted of seasoned 15-year mortgage paper with a weighted average loan age (“WALA”) of 6.4 years and a WAM of 8.7 years.

United had approximately $273.7 million in 20-year mortgage-backed securities with a projected yield of 2.14% and a projected average life of 5.7 years on September 30, 2026. This portfolio consisted of seasoned 20-year mortgage paper with a WALA of 5.5 years and a WAM of 14.2 years.

United had approximately $194.5 million in 30-year mortgage-backed securities with a projected yield of 3.85% and a projected average life of 7.6 years on September 30, 2026. This portfolio consisted of seasoned 30-year mortgage paper with a WALA of 6.9 years and a WAM of 21.8 years.

The remaining 1% of the mortgage related securities portfolio on September 30, 2026, included floating rate CMO, CMBS and mortgage-backed securities.

Item 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of September 30, 2026, an evaluation was performed under the supervision of and with the participation of United’s management, including the Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the design and operation of United’s disclosure controls and procedures. Based on that evaluation, United’s management, including the CEO and CFO, concluded that United’s disclosure controls and procedures as of September 30, 2026 were effective in ensuring that information required to be disclosed in the Quarterly Report on Form 10-Q was recorded, processed, summarized and reported within the time period required by the Securities and Exchange Commission’s rules and forms.

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

Changes in Internal Controls

There have been no changes in United’s internal control over financial reporting (as defined in Rules 13a-15(e) and 15d-15(f) under the Exchange Act) that occurred during the quarter ended September 30, 2026, or in other factors that have materially affected or are reasonably likely to materially affect United’s internal control over financial reporting.

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
Item 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
There have been no United equity securities sales during the quarter ended September 30, 2026 that were not registered.
On November 20, 2025, the Board of Directors approved a stock repurchase plan (the “2025 Plan”) to repurchase up to 5,000,000 shares of United’s common stock on the open market. During 2026 and 2025, United repurchased 4,010,532 and 200,000 shares, respectively, under the 2025 Plan. On August 24, 2026, the Board of Directors approved a new repurchase plan (the “2026 Plan”) to repurchase up to 6,800,000 shares of United’s common stock on the open market. The 2026 Plan replaced the 2025 Plan. The timing, price and quantity of purchases under the plan are at the discretion of management and the plan may be discontinued, suspended or restarted at any time depending on the facts and circumstances.
The table below includes certain information regarding United’s purchase of its common shares during the quarter ended September 30, 2026:

Period	Total Number of Shares Purchased (1) (2)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans		Maximum Number of Shares that May Yet be Purchased Under the Plans
7/01 – 7/31/2026	768,811	$46.54	768,811	(3)	789,468	(3)
8/01 – 8/31/2026	0	$0.00	0		6,800,000	(4)
9/01 – 9/30/2026	1,340,000	$47.01	1,340,000	(4)	5,460,000	(4)

Total	2,108,811	$46.84

(1)
Includes shares exchanged in connection with the vesting of restricted stock under United’s long-term incentive plans. Shares are purchased pursuant to the terms of the applicable plan and not pursuant to a publicly announced stock repurchase plan. For the quarter ended September 30, 2026, no shares were exchanged by participants in United’s long-term incentive plans.

(2)
Includes shares purchased in open market transactions by United for a rabbi trust to provide payment of benefits under a deferred compensation plan for certain key officers of United and its subsidiaries. For the quarter ended September 30, 2026, no shares were purchased for the deferred compensation plan.

(3)	Represents information related to the 2025 Plan.

(4)	Represents information related to the 2026 Plan.
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
or may represent a
non-Rule
10b5-1
trading arrangement under the Securities Exchange Act of 1934, as amended. During the quarter ended September 30, 2026, none of our directors or executive officers adopted, modified or terminated any “Rule
10b5-1
trading arrangement” or any
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

UNITED BANKSHARES, INC.
(Registrant)

Date: November 6, 2026	/s/ Richard M. Adams, Jr.
Name: Richard M. Adams, Jr.
Title: Chief Executive Officer

Date: November 6, 2026	/s/ W. Mark Tatterson
Name: W. Mark Tatterson
Title: Chief Financial Officer